Form 10-Q
period 2021-06-30
MCAP Acquisition Corp
filed 2021-08-05
CIK 1838672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 4, 2021, there were 31,625,000 shares of the Company’s Class A Common Stock, par value $0.0001 (the “Class A Shares”) and 7,906,250 of the Company’s Class B Common Stock, par value $0.0001 issued and outstanding (the “Class B Shares”).

MCAP ACQUISITION CORPORATION

i

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

MCAP ACQUISITION CORPORATION

CONDENSED BALANCE SHEETs

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current Assets
Cash	$1,128,603	$25,000
Prepaid expenses	477,014	—
Total current assets	1,605,617	25,000
Deferred offering costs	—	146,634
Other assets	284,831	—
Cash and marketable securities held in Trust Account	316,266,316	—
Total assets	$318,156,764	$171,634

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$501,973	$65,584
Promissory note payable - related party	—	100,000
Total current liabilities	501,973	165,584
Warrant liability	19,491,000	—
Deferred underwriting fee payable	11,068,750	—
Total liabilities	31,061,723	165,584

Common Stock subject to possible redemption, 28,208,093 and 0 shares, at June 30, 2021 and December 31, 2020, respectively, at redemption value	282,095,033	—

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,416,907 and 0 issued and outstanding (excluding 28,208,093 and 0 shares subject to possible redemption), at June 30, 2021 and December 31, 2020, respectively	342	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,906,250 shares issued and outstanding(1)	791	791
Additional paid in capital	3,313,835	24,209
Retained earnings (accumulated deficit)	1,685,040	(18,950)
Total Stockholders' Equity	5,000,008	6,050
	$318,156,764	$171,634
(1)	The shares and the associated amounts have been retroactively restated to reflect the stock dividend of 0.1 share of Class B common stock for each share of Class B common stock outstanding on February 25, 2021.

See accompanying notes to the condensed financial statements.

MCAP ACQUISITION CORPORATION

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	For the	For the
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Formation costs and other operating expenses	$763,796	807,697
Loss from operations	(763,796)	(807,697)
Other Income (Loss):
Warrant issuance costs	—	(832,378)
Interest income	10,194	16,316
Change in fair value of warrant liability	3,222,332	3,327,749
Net income	$2,468,730	$1,703,990

Weighted average shares outstanding of Class A redeemable common stock, basic and diluted	27,962,071	28,526,273
Basic and diluted net income per share of Class A redeemable common stock	$—	$—
Weighted average shares outstanding of Class A and Class B non-redeemable common stock, basic and diluted	11,569,179	9,977,775
Basic and diluted net income per share of Class A and Class B non-redeemable common stock	$0.21	$0.17

See accompanying notes to the condensed financial statements.

MCAP ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2020	—	$—	7,906,250	$791	$24,209	$(18,950)	$6,050

Sale of 31,625,000 Units, net of underwriters discount and offering costs	31,625,000	3,163	—	—	285,381,838	—	285,385,001
Common stock subject to redemption	(27,962,071)	(2,796)	—	—	(279,623,506)	—	(279,626,302)

Net loss	—	—	—	—	—	(764,740)	(764,740)
Balance - March 31, 2021	3,662,929	367	7,906,250	791	5,782,541	(783,690)	5,000,009
Common stock subject to redemption	(246,022)	(25)	—	—	(2,468,706)	—	(2,468,731)
Net Income	—	—	—	—	—	2,468,730	2,468,730
Balance - June 30, 2021	3,416,907	$342	7,906,250	$791	$3,313,835	$1,685,040	$5,000,008
(1)	The shares and the associated amounts have been retroactively restated to reflect the stock dividend of 0.1 share of Class B common stock for each share of Class B common stock outstanding on February 25, 2021.

See accompanying notes to the condensed financial statements.

MCAP ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

Cash flow from operating activities:
Net income	$1,703,990
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in Trust Account	(16,316)
Change in fair value of warrant liability	(3,327,749)
Transaction costs allocable to warrant liability	832,378
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(761,845)
Accounts payable and accrued expenses	486,524
Net cash used in operating activities	(1,083,018)

Cash flows from investing activities:
Investment of cash in Trust Account	(316,250,000)
Net cash used in investing activities	(316,250,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	309,925,000
Proceeds from promissory note - related party	150,000
Proceeds from sale of Private Placement Warrants	8,975,000
Repayment of promissory note - related party	(250,000)
Payments of deferred offering costs	(363,379)
Net cash provided by financing activities	318,436,621

Net change in cash	1,103,603
Cash at the beginning of the period	25,000
Cash at the end of the period	$1,128,603

Non-Cash investing and financing activities:
Initial classification of Class A common stock shares subject to possible redemption	$302,376,840
Change in value of Class A common stock shares subject to possible redemption since initial classification	20,281,807
Deferred underwriting fee payable	11,068,750
Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	22,818,749

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity for the period November 12, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering $2,431,242 of cash was held outside of the Trust Account available for working capital purposes. As of June 30, 2021, we have available to us $1,128,603 of cash on our balance sheet and a working capital surplus of $1,103,644.

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

MCAP ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

Liquidity and Management’s Plans

Prior to the completion of the initial public offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through June 30, 2022 and therefore substantial doubt has been alleviated.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $1,128,603 in cash and no cash equivalents as of June 30, 2021.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be immaterial for the three and six months ended June 30, 2021.

MCAP ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, 28,208,093 shares of Class A Common Stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Cash Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were invested in a money market fund.

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

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common stock shares outstanding for the period. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of income includes a presentation of income per share for common stock shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, if any, by the weighted average number of Class A redeemable common stock shares outstanding. Net loss per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock shares, by the weighted average number of Class A and Class B non-redeemable common stock shares outstanding for the period. Non-redeemable Class A and Class B common stock shares includes the Founder Shares and non-redeemable common stock as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

MCAP ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2021	2021
Redeemable Class A common stock
Numerator: earnings allocable to redeemable Class A common stock
Interest income	$10,194	$16,316
Net earnings	$10,194	$16,316
Denominator: weighted average redeemable Class A common stock shares
Redeemable Class A common stock shares, basic and diluted	27,962,071	28,526,273
Earnings per share basic and diluted redeemable Class A common stock	$—	$—
Non-Redeemable Class A and B common stock
Numerator: net income minus redeemable net earnings
Net income	$2,468,730	$1,703,990
Less: interest income allocated to redeemable Class A common stock	(10,194)	(16,316)
Net income attributable to Non-redeemable Class A and B common stock	$2,458,536	$1,687,674
Denominator: weighted average non-redeemable Class A and B common stock
Non-Redeemable Class A and B common stock shares, basic and diluted	11,569,179	9,977,775
Earnings per share basic and diluted non-redeemable Class A and B common stock	$0.21	$0.17

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of income. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging –Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for

MCAP ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The new standard is effective for the Company on January 1, 2024, although early adoption is permitted. The ASU allows the use of the modified retrospective method or the fully retrospective method. The Company is still in the process of evaluating the impact of this new standard; however, the Company does not believe the initial impact of adopting the standard will result in any changes to the Company’s statements of financial position, operations or cash flows.

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

Administrative Support Agreement

Commencing on the date of the prospectus and until completion of the Company’s Business Combination or liquidation, the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space, secretarial and administrative support. As of June 30, 2021 our Sponsor did not intend to request reimbursement from the Company for any administrative support.

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

At June 30, 2021, there were 10,541,667 whole Public Warrants and 5,983,333 Private Placement Warrants outstanding, respectively, with a fair value of $19,491,000.

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

The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40, and thus the warrants are not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company will classify each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of income. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Note 8 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021, there were 3,416,907 shares of Class A common stock issued or outstanding, (excluding 28,208,093 Class A shares subject to possible redemption).

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. On February 25, 2021, the Company effectuated a 0.1 for 1 dividend of its Class B common stock resulting in an aggregate of 7,906,250 shares of Class B common stock issued and outstanding. At June 30, 2021, there were 7,906,250 shares of Class B common stock issued and outstanding.

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

		June 30,
	Level	2021
Assets:
Cash and marketable securities held in Trust Account	1	$316,266,316

Liabilities:
Public Warrants	1	$11,174,167
Private Placement Warrants	3	$8,316,833

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of income.

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

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker MACQW.

MCAP ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 9 – Fair Value Measurements (Continued)

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at June 30, 2021:

June 30,
Input	2021
Risk-free interest rate	0.87%
Expected term (years)	6.7
Expected Volatility	13%
Exercise Price	$11.50
Stock price	$9.62

On June 30, 2021, the Private Placement Warrants and Public Warrants were determined to be $1.39 and $1.06 per warrant for aggregate values of $8,316,833 and $11,174,167, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities

Fair value	$—	$—	$—
Initial Measurement on March 2, 2021	8,376,666	14,442,083	22,818,749
Change in valuation inputs or other assumptions(1)(2)	(59,833)	(3,267,916)	(3,327,749)
Fair value as of June 30, 2021	$8,316,833	$14,174,167	$19,491,000
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Income.
(2)	Due to the use of quoted prices in an active market (Level 1) and the use of inputs that are less observable or unobservable in the market (Level 3) to measure the fair values of the Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling approximately $8,376,666 during the period from March 31, 2021 through June 30,2021. Because of the inherent uncertainty of valuation, estimated values using Level 3 inputs may be materially higher or lower than the values that would have been used had a ready market for investments existed. Accordingly, the degree of judgement exercised by the Company in determining fair value is greatest for investments categorized in Level 3.

Note 10 – Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of June 30, 2021 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

MCAP ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 10 – Subsequent Events (Continued)

On July 27, 2021,the Company, GRNT Merger Sub 1 LLC, a Delaware limited liability company (“Merger Sub 1”), GRNT Merger Sub 2 LLC, a Delaware limited liability company (“Merger Sub 2”), GRNT Merger Sub 3 LLC, a Delaware limited liability company (“Merger Sub 3”), GRNT Merger Sub 4 LLC, a Delaware limited liability company (“Merger Sub 4” and together with Merger Sub 1, Merger Sub 2 and Merger Sub 3, the “Merger Sub Entities”), H.I.G. Growth – AdTheorent Intermediate, LLC, a Delaware limited liability company (the “Blocker”), H.I.G. Growth – AdTheorent, LLC, a Delaware limited liability company (the “Blocker Member”), and AdTheorent Holding Company, LLC, a Delaware limited liability company ( “AdTheorent”), entered into a business combination agreement (the “Business Combination Agreement”) pursuant to which, among other things, AdTheorent will merge with and into Merger Sub 4 and become a wholly owned subsidiary of the Company. Concurrently with the execution of the Business Combination Agreement, certain investors entered into subscription agreements (the “Subscription Agreements”), pursuant to which such investors agreed to subscribe for and purchase an aggregate of 12,150,000 shares of the Company’s Class A common stock at a purchase price of $10.00 per share, for an aggregate purchase price of $121,500,000 in a private placement (the “Private Placement”) to be consummated immediately prior to the consummation of the transactions contemplated by the Business Combination Agreement. The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions, termination fee provisions and other terms relating to the Mergers and the other transactions contemplated thereby, are summarized in Form 8-K, which was filed on July 27, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer MCAP Acquisition Corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

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

The issuance of additional shares in connection with an initial Business Combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;
●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our initial Business Combination plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three and six months ended June 30, 2021, we had a net income of $2,468,730 and $1,703,990, which consisted of operating costs of $763,796 and $807,697, warrant issuance costs of $0 and $832,378, accrued interest income of $10,194 and $16,316 on marketable securities held in our Trust Account (as defined below) and income related to the change in the fair value of warrant liability of $3,222,332 and $3,327,749, respectively.

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

As of June 30, 2021, we have available to us $1,128,603 of cash on our balance sheet and a working capital surplus of $1,103,644. We will use these funds primarily to evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay such loaned amounts. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Sponsor or its directors or officers or their respective affiliates as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account.

On July 27, 2021,the Company, GRNT Merger Sub 1 LLC, a Delaware limited liability company (“Merger Sub 1”), GRNT Merger Sub 2 LLC, a Delaware limited liability company (“Merger Sub 2”), GRNT Merger Sub 3 LLC, a Delaware limited liability company (“Merger Sub 3”), GRNT Merger Sub 4 LLC, a Delaware limited liability company (“Merger Sub 4” and together with Merger Sub 1, Merger Sub 2 and Merger Sub 3, the “Merger Sub Entities”), H.I.G. Growth – AdTheorent Intermediate, LLC, a Delaware limited liability company (the “Blocker”), H.I.G. Growth – AdTheorent, LLC, a Delaware limited liability company (the “Blocker Member”), and AdTheorent Holding Company, LLC, a Delaware limited liability company ( “AdTheorent”), entered into a business combination agreement (the “Business Combination Agreement”) pursuant to which, among other things, AdTheorent will merge with and into Merger Sub 4 and become a wholly owned subsidiary of the Company. Concurrently with the execution of the Business Combination Agreement, certain investors entered into subscription agreements (the “Subscription Agreements”), pursuant to which such investors agreed to subscribe for and purchase an aggregate of 12,150,000 shares of the Company’s Class A common stock at a purchase price of $10.00 per share, for an aggregate purchase price of $121,500,000 in a private placement (the “Private Placement”) to be consummated immediately prior to the consummation of the transactions contemplated by the Business Combination Agreement. The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions, termination fee provisions and other terms relating to the Mergers and the other transactions contemplated thereby, and the Subscription Agreements are summarized in Form 8-K, which was filed on July 27, 2021

Off-Balance Sheet Financing Arrangements

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. Commencing on the date of the completion of the Company’s IPO and until completion of the Company’s Business Combination or liquidation, the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space, secretarial and administrative support.

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

Net Income Per Share of Common Stock

Basic income per share of common stock is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Consistent with FASB 480, shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per share of common stock for the three and six months ended June 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of shares of common stock to be issued to settle warrants, as calculated using the treasury method. For the three and six months ended June 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock. As a result, diluted income per share of common stock is the same as basic income per share of common stock for all periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of income. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging –Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The new standard is effective for the Company on January 1, 2024, although early adoption is permitted. The ASU allows the use of the modified retrospective method or the fully retrospective method. The Company is still in the process of evaluating the impact of this new standard; however, the Company does not believe the initial impact of adopting the standard will result in any changes to the Company’s statements of financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we conclude that a material weakness occurred or is occurring, we expect to evaluate and pursue steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*Filed herewith.

**Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCAP ACQUISITION CORPORATION

Date: August 5, 2021	/s/ Theodore L. Koenig
	Name:	Theodore L. Koenig
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer

Date: August 5, 2021	/s/ Scott A. Marienau
	Name:	Scott A. Marienau
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)