Form 10-Q/A
period 2021-06-30
MCAP Acquisition Corp
filed 2021-10-29
CIK 1838672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

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

EXPLANATORY NOTE

MCAP Acquisition Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 5, 2021 (the “Original Filing”), solely to reflect certain changes to Item 4 of Part I (Controls and Procedures) of the Original Filing. Item 4, as amended, clarifies the conclusion of the Company’s Principal Executive Officer and Principal Financial Officer regarding the effectiveness of the Company’s disclosure controls and procedures as required by Item 307 of Regulation S-K.  No changes have been made to the financial statements included in the Original Filing.

In addition, the Company’s Principal Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

PART I— FINANCIAL INFORMATION

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the events that led to the restatement of our audited opening balance sheet as of March 2, 2021, as reported in our Form 8-K filed with the SEC on May 14, 2021. As a result, Management determined a material weakness in our internal control over financial reporting existed due to the accounting treatment for the warrants issued in the initial public offering and sold in the concurrent private placement. Management’s review was insufficient to identify a classification error that led to our restatement of our financial statements, as described in Note 10 to the Notes to Financial Statements included in our Form 10-Q for the fiscal quarter ended March 31, 2021 filed on May 25, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

Other than implementing the material weakness remediation activities described below, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the identified material weakness, we have implemented processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. These resources as well as increased interaction and collaboration with knowledgeable professionals employed by our Sponsor have been implemented by MCAP without incurring any material costs. While management has concluded the enhancements it has instituted have been effective thus far and expects the continued implementation of its expanded quarterly review process to fully remediate the previously identified material weakness, the elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

PART II— OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MCAP ACQUISITION CORPORATION

Date: October 29, 2021	/s/ Theodore L. Koenig
	Name:	Theodore L. Koenig
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer

Date: October 29, 2021	/s/ Scott A. Marienau
	Name:	Scott A. Marienau
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

4