Form 10-Q
period 2021-09-30
MCAP Acquisition Corp
filed 2021-11-16
CIK 1838672

September

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 31,625,000 shares of the Company’s Class A Common Stock, par value $0.0001 (the “Class A Shares”) and 7,906,250 of the Company’s Class B Common Stock, par value $0.0001 issued and outstanding (the “Class B Shares”).

MCAP ACQUISITION CORPORATION

i

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

MCAP ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETs

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current Assets
Cash	$797,602	$25,000
Prepaid expenses	454,364	—
Total current assets	1,251,966	25,000
Deferred offering costs	—	146,634
Other assets	178,020	—
Cash and marketable securities held in Trust Account	316,270,386	—
Total assets	$317,700,372	$171,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$545,835	$65,584
Promissory note payable - related party	—	100,000
Total current liabilities	545,835	165,584
Warrant liability	23,591,000	—
Deferred underwriting fee payable	11,068,750	—
Total liabilities	35,205,585	165,584

Common Stock subject to possible redemption, 31,625,000 and 0 shares, at September 30, 2021 and December 31, 2020, respectively, at redemption value	316,270,386	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 and 0 issued and outstanding (excluding 31,625,000 and 0 shares subject to possible redemption), at September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,906,250 shares issued and outstanding(1)	791	791
Additional paid in capital	—	24,209
Accumulated deficit	(33,776,390)	(18,950)
Total Stockholders’ Equity	(33,775,599)	6,050
	$317,700,372	$171,634
(1)	The shares and the associated amounts have been retroactively restated to reflect the stock dividend of 0.1 share of Class B common stock for each share of Class B common stock outstanding on February 25, 2021.

See accompanying notes to the condensed consolidated financial statements.

MCAP ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three	For the
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Formation costs and other operating expenses	$504,323	$1,312,020
Loss from operations	(504,323)	(1,312,020)
Other Income (Loss):
Warrant issuance costs	—	(832,378)
Interest income	4,070	20,386
Change in fair value of warrant liability	(4,100,000)	(772,251)
Net loss	$(4,600,253)	$(2,896,263)

Weighted average shares outstanding of Class A redeemable common stock, basic and diluted	31,625,000	24,674,451
Basic and diluted net loss per share of Class A redeemable common stock	$(0.12)	$(0.09)
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	7,906,250	7,906,250
Basic and diluted net loss per share of Class B non-redeemable common stock	$(0.12)	$(0.09)

See accompanying notes to the condensed consolidated financial statements.

MCAP ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2020	—	$—	7,906,250	$791	$24,209	$(18,950)	$6,050

Sale of 31,625,000 Units, net of underwriter discount and offering costs	31,625,000	3,163	—	—	285,381,838	—	285,385,001
Common stock subject to redemption	(31,625,000)	(3,163)	—	—	(285,406,047)	(30,857,107)	(316,266,317)

Net income	—	—	—	—	—	1,703,990	1,703,990
Balance - June 30, 2021	—	—	7,906,250	791	—	(29,172,067)	(29,171,276)
Common stock subject to redemption	—	—	—	—	—	(4,070)	(4,070)
Net loss	—	—	—	—	—	(4,600,253)	(4,600,253)
Balance - September 30, 2021	—	$—	7,906,250	$791	$—	$(33,776,390)	$(33,775,599)
(1)	The shares and the associated amounts have been retroactively restated to reflect the stock dividend of 0.1 share of Class B common stock for each share of Class B common stock outstanding on February 25, 2021.

See accompanying notes to the condensed consolidated financial statements.

MCAP ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

Cash flow from operating activities:
Net loss	$(2,896,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned in Trust Account	(20,386)
Change in fair value of warrant liability	772,251
Transaction costs allocable to warrant liability	832,378
Changes in operating assets and liabilities:
Prepaid expenses	(632,384)
Accounts payable and accrued expenses	530,385
Net cash used in operating activities	(1,414,019)

Cash flows from investing activities:
Investment of cash in Trust Account	(316,250,000)
Net cash used in financing activities	(316,250,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	309,925,000
Proceeds from promissory note - related party	150,000
Proceeds from sale of Private Placement Warrants	8,975,000
Repayment of promissory note - related party	(250,000)
Payments of deferred offering costs	(363,379)
Net cash provided by financing activities	318,436,621
Net change in cash	772,602
Cash at the beginning of the period	25,000
Cash at the end of the period	$797,602

Non-Cash investing and financing activities:
Initial classification of Class A common stock shares subject to possible redemption	$302,376,840
Change in value of class A common stock shares subject to possible redemption	4,070
Deferred underwriting fee payable	11,068,750
Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	22,818,749

See accompanying notes to the condensed consolidated financial statements.

MCAP ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

The accompanying condensed consolidated financial statements includes the Company and its wholly owned subsidiaries GRNT Merger Sub 1 LLC, GRNT Merger Sub 2 LLC, GRNT Merger Sub 3 LLC, and GRNT Merger Sub 4 LLC.

As of September 30, 2021, the Company had not yet commenced any operations. All activity for the period November 12, 2020 (inception) through September 30, 2021 relates to the Company’s formation, initial public offering (the “Initial Public Offering”) and search to effectuate a Business Combination. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering $2,431,242 of cash was held outside of the Trust Account available for working capital purposes. As of September 30, 2021, we have available to us $797,602 of cash on our balance sheet and a working capital surplus of $706,131.

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

MCAP ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

MCAP ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2021, we had incurred accumulated losses of approximately $2,915,213 for the period from November 12, 2020 (date of inception) through September 30, 2021.

The Company’s management believes that its operations may not be sufficient to fund operating cash needs for at least 12 months from the issuance of these financial statements. The Company has no significant assets and has no revenue generating operations. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. These factors raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the unaudited condensed financial statements are issued.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

In preparation of the Company’s unaudited condensed consolidated financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it will restate its financial statements to classify all Class A common shares as Class A common stock subject to possible redemption in temporary equity as of September 30, 2021 (see Note 11).

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

MCAP ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $797,602 in cash and no cash equivalents as of September 30, 2021.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be immaterial for the three and nine months ended September 30, 2021.

MCAP ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, 31,625,000 shares of Class A Common Stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Cash Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were invested in a money market fund.

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

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per share for the period presented.

The Company’s condensed statement of operations applies the two-class method in calculating net income per share. Basic and diluted net loss per share for Class A common stock and Class B common stock is calculated by dividing net loss attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

MCAP ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Three	For the
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Class A common stock

Net loss allocable to Class A common stock	$(3,680,202)	$(2,193,437)

Basic and diluted weighted average shares outstanding	31,625,000	24,674,451
Basic and diluted net loss per share	$(0.12)	$(0.09)
Non-Redeemable Class B common stock

Net loss allocable to Class B common stock	$(920,051)	$(702,826)

Basic and diluted weighted average shares outstanding	7,906,250	7,906,250
Basic and diluted net loss per share	$(0.12)	$(0.09)

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

MCAP ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

Administrative Support Agreement

Commencing on the date of the prospectus and until completion of the Company’s Business Combination or liquidation, the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space, secretarial and administrative support. As of September 30, 2021, our Sponsor did not intend to request reimbursement from the Company for any administrative support.

MCAP ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

Note 7 — Warrant Liability

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

MCAP ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Note 7 — Warrant Liability (Continued)

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities) for any 20 trading days within a 30-trading day period commencing no earlier than the date the warrants become exercisable and ending on the third business day before the date on which the Company sends the notice of redemption to the warrant holders.

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

MCAP ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Note 8 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021, there were no Class A common stock issued or outstanding

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. On February 25, 2021, the Company effectuated a 0.1 for 1 dividend of its Class B common stock resulting in an aggregate of 7,906,250 shares of Class B common stock issued and outstanding. At September 30, 2021, there were 7,906,250 shares of Class B common stock issued and outstanding.

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

Note 9 — Fair Value Measurements

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

MCAP ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Note 9 – Fair Value Measurements (Continued)

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

		September 30,
	Level	2021
Assets:
Cash and marketable securities held in Trust Account	1	$316,270,386

Liabilities:
Public Warrants	1	$11,385,000
Private Placement Warrants	3	$12,206,000

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

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker MACQW.

MCAP ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Note 9 – Fair Value Measurements (Continued)

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at September 30, 2021:

September 30,
Input	2021
Risk-free interest rate	0.98%
Expected term (years)	5.1
Expected Volatility	12%
Exercise Price	$11.50
Stock price	$9.87

On September 30, 2021, fair value of the Private Placement Warrants and Public Warrants were determined to be $2.04 and $1.08 per warrant for aggregate values of $12,206,000 and $11,385,000 respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities

Fair value	$—	$—	$—
Initial Measurement on March 2, 2021	8,376,666	14,442,083	22,818,749
Change in valuation inputs or other assumptions(1)(2)	3,829,334	(3,057,083)	772,251
Fair value as of September 30, 2021	$12,206,000	$11,385,000	$23,591,000
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.
(2)	Due to the use of quoted prices in an active market (Level 1) and the use of observable inputs for similar assets or liabilities (Level 2) to measure the fair values of the Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling approximately $22,819,000 during the period from March 31, 2021 through September 30,2021. Because of the inherent uncertainty of valuation, estimated values using Level 3 inputs may be materially higher or lower than the values that would have been used had a ready market for investments existed. Accordingly, the degree of judgement exercised by the Company in determining fair value is greatest for investments categorized in Level 3.

Note 10 — Business Combination

On July 27, 2021, MCAP Acquisition Corporation (“MCAP”), GRNT Merger Sub 1 LLC, a Delaware limited liability company (“Merger Sub 1”), GRNT Merger Sub 2 LLC, a Delaware limited liability company (“Merger Sub 2”), GRNT Merger Sub 3 LLC, a Delaware limited liability company (“Merger Sub 3”), GRNT Merger Sub 4 LLC, a Delaware limited liability company (“Merger Sub 4” and together with Merger Sub 1, Merger Sub 2 and Merger Sub 3, the “Merger Sub Entities”), H.I.G. Growth – AdTheorent Intermediate, LLC, a Delaware limited liability company (the “Blocker”), H.I.G. Growth – AdTheorent, LLC, a Delaware limited liability company (the “Blocker Member”), and AdTheorent Holding Company, LLC, a Delaware limited liability company (the “AdTheorent”), entered into a business combination agreement (the “Business Combination Agreement”) pursuant to which, among other things, the AdTheorent will merge with and into Merger Sub 4 and become a wholly owned subsidiary of MCAP. The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions, termination fee provisions and other terms relating to the Mergers and the other transactions.

MCAP ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Note 11 — Restatement of Previously Issued Financial Statements

The Company has concluded it will restate its financial statements to classify all Class A common stock subject to possible redemption in temporary equity as of September 30, 2021. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $5.9 million in additional paid-in capital and a charge of approximately $30.8 million to accumulated deficit, as well as a reclassification of 3,669,191 shares of Class A common stock from permanent equity to temporary equity.

As a result of the above, the Company should have classified all of it Class A common stock as Class A common stock subject to possible redemption in temporary equity in its previously issued financial statement.

The Company’s accounting for the Class A common stock as a component of equity instead of as Class A common stock subject to possible redemption in temporary equity did not have any effect on the Company’s previously reported investments held in trust, operating expenses, cash flows or cash.

MCAP ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Note 11 — Restatement of Previously Issued Financial Statements (Continued)

The following tables are a summary of certain financial data for the period ended March 2, 2021 and for the quarters ended March 31, 2021 and June 30, 2021.

	As Previously
	Restated	Adjustments	As Restated
	March 2, 2021		March 2, 2021
Total assets	$319,562,536	$—	$319,562,536
Total liabilities	35,004,435	—	35,004,435
Temporary equity (Class A ordinary shares subject to possible redemption)	279,558,090	36,691,910	316,250,000

Permanent equity:
Preferred stock	—	—	—
Class A common stock	368	(368)	—
Class B common stock	791	—	791
Additional paid-in capital	5,850,752	(5,850,752)	—
Accumulated deficit	851,900	(30,840,790)	(31,692,690)
Total permanent equity	5,000,011	(36,691,910)	(31,691,899)

	March 31, 2021		March 31, 2021
Total assets	$318,615,345	$—	$318,615,345
Total liabilities	33,989,034	—	33,989,034
Temporary equity (Class A ordinary shares subject to possible redemption)	279,626,302	36,629,820	316,256,122

Permanent equity:
Preferred stock	—	—	—
Class A common stock	367	(367)	—
Class B common stock	791	—	791
Additional paid-in capital	5,782,541	(5,782,541)	—
Accumulated deficit	(783,690)	(30,846,912)	(31,630,602)
Total permanent equity	5,000,009	(36,629,820)	(31,629,811)

Redeemable Class A common stock
Numerator:
Allocation of loss to redeemable Class A common stock	$6,122	$(443,116)	$(436,994)
Denominator: weighted average redeemable Class A common stock shares
Redeemable Class A common stock shares, basic and diluted	30,237,684	(19,696,017)	10,541,667
Earnings per share basic and diluted redeemable Class A common stock	$—	$(0.04)	$(0.04)

Non-Redeemable Class common stock
Numerator:
Allocation of loss to non-redemable Class B common stock	$(770,862)	$443,116	$(327,746)
Denominator: weighted average non-redeemable Class A and B common stock
Non-Redeemable Class B common stock shares, basic and diluted	8,353,274	(447,024)	7,906,250
Loss per share basic and diluted non-redeemable Class B common stock	$(0.09)	$0.05	$(0.04)

	June 30, 2021		June 30, 2021
Total assets	$318,156,764	$—	$318,156,764
Total liabilities	31,061,723	—	31,061,723
Temporary equity (Class A ordinary shares subject to possible redemption)	282,095,033	34,171,283	316,266,316

Permanent equity:
Preferred stock	—	—	—
Class A common stock	342	(342)	—
Class B common stock	791	—	791
Additional paid-in capital	3,313,835	(3,313,835)	—
Accumulated deficit	1,685,040	(30,857,790)	(29,172,750)
Total permanent equity	5,000,008	(34,171,967)	(29,171,959)

Three Months Ended June 30, 2021
Redeemable Class A common stock
Numerator:
Allocation of loss to redeemable Class A common stock	$10,194	$1,964,790	$1,974,984
Denominator: weighted average redeemable Class A common stock shares
Redeemable Class A common stock shares, basic and diluted	27,962,071	3,662,929	31,625,000
Earnings per share basic and diluted redeemable Class A common stock	$—	$0.06	$0.06

Non-Redeemable Class common stock
Numerator:
Allocation of loss to non-redemable Class B common stock	$2,458,536	$(1,964,790)	$493,746
Denominator: weighted average non-redeemable Class A and B common stock
Non-Redeemable Class B common stock shares, basic and diluted	11,569,179	(3,662,929)	7,906,250
Loss per share basic and diluted non-redeemable Class B common stock	$0.21	$(0.15)	$0.06

Six Months Ended June 30, 2021
Redeemable Class A common stock
Numerator:
Allocation of loss to redeemable Class A common stock	$16,316	$1,223,881	$1,240,197
Denominator: weighted average redeemable Class A common stock shares
Redeemable Class A common stock shares, basic and diluted	28,526,273	(7,384,698)	21,141,575
Earnings per share basic and diluted redeemable Class A common stock	$—	$0.06	$0.06

Non-Redeemable Class common stock
Numerator:
Allocation of loss to non-redemable Class B common stock	$1,687,674	$(1,223,881)	$463,793
Denominator: weighted average non-redeemable Class A and B common stock
Non-Redeemable Class B common stock shares, basic and diluted	9,977,775	—	7,906,250
Loss per share basic and diluted non-redeemable Class B common stock	$0.17	$(0.11)	$0.06

MCAP ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Note 12 — Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of September 30, 2021 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously classified as temporary equity the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in permanent equity being less than $5,000,001. Accordingly, a certain amount of Class A common stock was classified in stockholders’ equity in order to meet this interpretation of net tangible assets. In the current quarter, Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three and nine months ended September 30, 2021, we had a net loss of $4,600,253 and $2,896,263, which consisted of operating costs of $504,323 and $1,312,020, warrant issuance costs of $0 and $832,378, accrued interest income of $4,070 and $20,386 on marketable securities held in our Trust Account (as defined below) and loss related to the change in the fair value of warrant liability of $4,100,000 and $772,251, respectively.

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

As of September 30, 2021, we have available to us $797,602 of cash on our balance sheet and a working capital surplus of $706,131. We will use these funds primarily to evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

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

On July 27, 2021, MCAP Acquisition Corporation (“MCAP”), GRNT Merger Sub 1 LLC, a Delaware limited liability company (“Merger Sub 1”), GRNT Merger Sub 2 LLC, a Delaware limited liability company (“Merger Sub 2”), GRNT Merger Sub 3 LLC, a Delaware limited liability company (“Merger Sub 3”), GRNT Merger Sub 4 LLC, a Delaware limited liability company (“Merger Sub 4” and together with Merger Sub 1, Merger Sub 2 and Merger Sub 3, the “Merger Sub Entities”), H.I.G. Growth – AdTheorent Intermediate, LLC, a Delaware limited liability company (the “Blocker”), H.I.G. Growth – AdTheorent, LLC, a Delaware limited liability company (the “Blocker Member”), and AdTheorent Holding Company, LLC, a Delaware limited liability company (the “AdTheorent”), entered into a business combination agreement (the “Business Combination Agreement”) pursuant to which, among other things, the AdTheorent will merge with and into Merger Sub 4 and become a wholly owned subsidiary of MCAP. The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions, termination fee provisions and other terms relating to the Mergers and the other transactions contemplated thereby, are summarized in Form 8-K, which was filed on July 27, 2021.

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

Net Loss Per Share of Common Stock

Basic loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Consistent with FASB 480, shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per share of common stock for the three and nine months ended September 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued to settle warrants, as calculated using the treasury method. For the three and nine months ended September 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for all periods presented.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 47020) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

The Company has begun to develop a remediation plan which is more fully described below.

Remediation of a Material Weakness in Internal Control over Financial Reporting

After identifying the material weakness, we have commenced our remediation efforts by taking the following steps:

●	We have expanded and improved our review process for complex securities and related accounting standards.
●	We have increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.
●	We have also retained the services of a valuation expert to assist in valuation analysis of the Warrants on a quarterly basis.

●	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our financial statements and related disclosures.

Changes in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Form 10-Q had not yet been identified. We have identified a material weakness in our internal control over financial reporting. The material weakness was due to management’s review of the of the accounting treatment for the financial instruments issued in the initial public offering and sold in the concurrent private placement. Management’s review was insufficient to identify a classification error that led to our restatement of our financial statements, as described in Note 10 to the Notes to Financial Statements entitled “Restatement of Previously Issued Balance Sheet.” In light of the restatement, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing management enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*Filed herewith.

**Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCAP ACQUISITION CORPORATION

Date: November 15, 2021	/s/ Theodore L. Koenig
	Name:	Theodore L. Koenig
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer

Date: November 15, 2021	/s/ Scott A. Marienau
	Name:	Scott A. Marienau
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)