Form 10-K
period 2021-12-31
AdTheorent Holding Company, Inc.
filed 2022-03-17
CIK 1838672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40116

AdTheorent Holding Company, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	85-3978415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
330 Hudson Street, 13th Floor New York, New York	10013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 804-1359

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	ADTH	The Nasdaq Stock Market
Warrants to purchase common stock	ADTHW	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2021, was $304,232,500.

The number of shares of Registrant’s Common Stock outstanding as of March 14, 2022 was 85,743,994.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or an amendment to Form 10-K to be filed not later than 120 days from the end of the registrant’s most recent fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements depend upon events, risks and uncertainties that may be outside of our control. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected. We qualify all of our forward-looking statements by these cautionary statements.

We discuss many of these risks in Item 1A. of this Annual Report on Form 10-K in greater detail under the heading “Risk Factors” and in other filings we make from time to time with the Securities and Exchange Commission, or SEC. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K, which are inherently subject to change and involve risks and uncertainties. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.

Forward-looking statements may include, for example, statements about:

•
our financial and business performance, including financial projections and business metrics;
•
our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
•
the implementation, market acceptance and success of our business model;
•
demand for our platform and services and the drivers of that demand;
•
our estimated total addressable market and other industry projections, and our projected market share;
•
our ability to scale in a cost-effective manner;
•
developments and projections relating to our competitors and industry;
•
the impact of health epidemics, including the novel coronavirus (“COVID-19”) pandemic, on our business and the actions we may take in response thereto;
•
the impact of global events, including the ongoing Russian-Ukranian conflict, on our business and the actions we may take in response thereto;
•
our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•
expectations regarding the time during which we will be an emerging growth under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”);
•
our future capital requirements and sources and uses of cash;
•
our ability to obtain funding for our operations;
•
our business, expansion plans and opportunities; and
•
the outcome of any known and unknown litigation and regulatory proceedings.

These statements are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements, including the following:

•
the outcome of any legal proceedings;
•
our success in retaining or recruiting, or changes required in, officers, key employees or directors;
•
changes in applicable laws or regulations;
•
our ability to execute our business model, including market acceptance of our planned products and services;

•
the ability to maintain the listing of our securities on Nasdaq or any other exchange;
•
the possibility that the COVID-19 pandemic may adversely affect our results of operations, financial position and cash flows; and
•
the possibility that we may be adversely affected by other economic, business or competitive factors, including the ongoing Russian-Ukranian conflict.

PART I

Item 1. Business.

Unless the context otherwise requires, “we,” “us,” “our,” "AdTheorent," and the “Company” refer to AdTheorent Holding Company, Inc., a Delaware corporation, and its consolidated subsidiaries (including Legacy AdTheorent). References to "MCAP" refer to our predecessor company, MCAP Acquisition Corporation, prior to December 22, 2021.

Company Overview

Founded in 2012, we are a digital media platform which focuses on performance-first, privacy-forward methods to execute programmatic digital advertising campaigns, serving both advertising agency and brand customers. Without relying on individualized profiles or sensitive personal data for targeting, we utilize machine learning and advanced data analytics to make programmatic digital advertising more effective and efficient at scale, delivering measurable real-world value for advertisers. Our differentiated advertising capabilities and superior campaign performance, measured by customer-defined business metrics or Key Performance Indicators (“KPIs”), have helped fuel our customer adoption and year-after-year growth.

We use machine learning and advanced data science to organize, analyze and operationalize non-sensitive data to deliver real-world value for customers. Central to our ad-targeting and campaign optimization methods, we build custom machine learning models for each campaign using historic and real-time data to predict future consumer conversion actions for every digital ad impression. We have integrations with Ad Exchanges/Supply Side Platforms (SSPs), from which we are sent ad impression opportunities to evaluate and purchase. We predictively score all of these ad impression opportunities for the purpose of deciding which ad impressions will likely drive valuable conversions or engagement activity for our customers. Our predictive platform scores over one million digital ad impressions per second and 75 billion to 90 billion digital ad impressions per day, assigning a “predictive score” to each. Each predictive score is determined by correlating non-personal data attributes associated with the particular impression with data corresponding to previously purchased impressions that yielded consumer conversion or engagement activity. Such non-individualized attributes include variables such as publisher, content and URL keywords, device make, device operating system and other device attributes, ad position, geographic data, weather, demographic signals, creative type and size, etc. The “predictive scores” generated by our platform allow us and our advertising clients to determine which ad impressions are more likely or less likely to result in client-desired KPIs. Our machine learning models are customized for every campaign and our platform “learns” over the course of each campaign as it processes more data related to data attributes and actual conversion experience. Based on these statistical probabilities or “predictive scores,” our platform automatically determines bidding optimizations to drive conversions and advertiser ROI or “return on ad spend” (“ROAS”), bidding on less than .001 of the evaluated impressions. Our use of machine learning and data science helps us to maximize efficiency and performance, enabling our customers to avoid wasted ad spend related to suboptimal impressions such as impressions that are predicted to be at a greater risk for fraud/invalid traffic or impressions with a higher likelihood of being unviewable, unmeasurable, and not brand safe, among other factors.

Our capabilities extend across the digital ecosystem to identify and engage digital actors with the highest likelihood of completing customer-desired actions, including online sales, other online actions, and real-world actions such as physical location visitation, in-store sales or vertical specific KPI's such as prescription fills/lift or submitted credit card applications. Our custom and highly impactful campaign executions encompass popular digital screens — mobile, desktop, tablet, connected TV (“CTV”) — and all digital ad formats, including display, rich media, video, native and streaming audio. We actively manage our digital supply to provide advertisers with scale and reach, while minimizing redundant inventory, waste and other inefficiencies. Our CTV capability delivers scale and reach supplemented by innovative and industry recognized machine-learning optimizations towards real-world actions and value-added measurement services.

Our platform and machine learning-based targeting provide privacy advantages that are lacking from alternatives which rely on individual user profiles or cookies employing a “one-to-one” approach to digital ad targeting. Our targeting approach is statistical, not individualized, and as a result we do not need to compile or maintain user profiles, and we do not rely on cookies or user profiles for targeting. Our solution-set is especially valuable to regulated customers, such as financial institutions and pharmaceutical companies, and other privacy-forward advertisers who desire efficient and effective digital ad-targeting without individualized or personal targeting data. We adhere to data usage protocols and model governance processes which help to ensure that each customer’s data is safeguarded and used only for that customer’s benefit, and we take a consultative and collaborative approach to data use best practices with all of our customers.

Supplementing our core machine learning-powered platform capabilities, we offer customized vertical solutions to address the needs of advertisers in specialized industries. These specialized solutions feature vertical-specific capabilities related to targeting, measurement and audience validation. Our Pharmaceutical and Healthcare offering (“AdTheorentRx”) harnesses the power of machine learning to drive superior performance on campaigns targeting both healthcare providers (“HCP”) and patients, leveraging HIPAA-compliant methods and targeting practices that comply with NAI Code and other self-regulatory standards. Our Banking, Financial Services and Insurance (“BFSI”) solutions drive real-world performance within the context of regulatory requirements and data use best practices intended to prevent discrimination in the promotion of federally regulated credit-extension products. We have created additional industry-tailored offerings to address the unique challenges and opportunities in a growing range of verticals, including retail, automotive, dining, and entertainment, among others.

For the year ended December 31, 2021, our total revenue was 165.4 million, a 36.6%, an increase compared to our total revenue for the year ended December 31, 2020 of $121.0 million. Our gross profit for the year ended December 31, 2021 was $87.6 million, and increase of 42.3% compared to our gross profit for the year ended December 31, 2020 of $61.6 million. Our net income for the year ended December 31, 2021 was $25.4 million, an increase of 279.7%, compared to our net income for the year ended December 31, 2020 of $6.7 million.

For the fiscal year ended December 31, 2021 total Adjusted Gross Profit was $109.3 million, up 38.4% over the fiscal year ended December 31, 2020 Adjusted Gross Profit of $79.0 million. Adjusted EBITDA for the year ended December 31, 2021 was $43.0 million, an increase of 72.7% over Adjusted EBITDA of $24.9 million for the year ended December 31, 2020.

The AdTheorent Technology Platform and Service Offering

Behind every ad impression in the programmatic ecosystem, a “real time bidding” (“RTB”) auction takes place which connects prospective media buyers or Demand Side Platforms (“DSPs”) like AdTheorent (acting on behalf of its agency and brand customers seeking to place digital ads on optimal digital impressions) to suppliers of digital media suitable for and seeking digital advertisements (i.e., publishers like The New York Times). These real-time auctions are mediated by Ad Exchanges or Supply Side Platforms (“SSPs”) which are connected to the various individual publishers. We use a highly differentiated machine learning platform to optimize our media buying decisions, using our capabilities to identify which specific ad impressions are most likely to drive conversion activity from our customers’ ads. When desirable ad impressions are auctioned, our automated bidders will bid for each desirable impression with a competitive price, leading to either the impression being served for the AdTheorent-executed campaign, or the bid being lost. The following illustration shows this general workflow, as well as how we have been able to build a robust ML- powered decisioning and targeting solution on top of the RTB process to make it more efficient and scalable, as evidenced by strong and measurable performance for our customers:

Unlike other programmatic advertising competitors, whose ad-targeting practices are reliant on the availability of cookies and other individualized ID-based user profiles, our machine learning-based targeting approach is statistical, not individualized. Cookies are used by advertisers to retarget a specific user based on the user’s web browsing behavior. Simply put, a cookie is software code deposited on a user’s device when the user accesses web content, which allows advertisers to track and retarget the user based on assumptions about the user’s interests. To the extent cookies are available in the digital ecosystem, we can access and use them in different ways, but we are not dependent on cookies for ad targeting. We are well positioned following Google’s announcement in early 2020 related to the planned elimination of third-party cookies, projected by Google to be implemented in 2023. Following that announcement, several industry initiatives (led by Google and Microsoft) commenced to facilitate ad serving, measurement, and attribution in a privacy-first manner, which initiatives we have supported and adopted as a participant. These initiatives are centered around an application programming interface (“API”) based approach in which interest-based information and ad serving/measurement is managed within user browsers and shared in anonymized, aggregate forms. This post-cookie paradigm is well suited to us because our machine learning-based ad targeting approach is already centered around ingesting and using aggregated and statistical data for modeling. Parallel industry efforts to replace cookies with privacy friendly Unified IDs will allow us and the industry generally to leverage a form of one-to-one cookie replacement, but with more limits, and we are not dependent on these outcomes. We are also not dependent on third party licenses to user profiles or IDs as part of syndicated “audiences,” which are commonly used methods for digital ad-targeting.

We have also used machine learning and data science to advance location-based targeting in a more accurate, efficient and privacy-forward way. Our approach makes location data more valuable and actionable as a component of machine learning-based predictive advertising, enabling advertisers to reach consumers who are currently at, or have recently been to, a location and have the highest probability of taking a desired action. Our Point of Interest (“POI”) capability provides a diverse set of consumer-focused retail and service businesses, and leisure and geographic landmarks, all available for targeting within our platform, utilizing more than 14 million consumer-focused POIs and more than 19,000 business categories to reach consumers at scale. Our location-based targeting parameters are supplemented by machine learning-based optimizations supplement all location-based targeting parameters in order to provide superior results for customers. Additionally, we offer value-added geo-intelligence solutions that enable advertisers to track performance indices such as Cost Per Incremental Visit (“CPIV”) and Cost Per Visit (“CPV”), with such metrics verified by third parties.

We similarly make traditional contextual advertising more effective by leveraging URL and publisher content to perform natural language processing (“NLP”) keyword analysis as additional signals to inform predictive models. This provides us with enhanced non-personalized methods to leverage data signals that are capable of informing predictions about non-individualized engagement with digital advertisements. For example, our machine learning may identify that the presence of certain keywords or keyword combinations in a publisher’s content are more likely to drive engagement and action from users relative to a given product or service. In addition, although we do not rely on third party-licensed audience segments for ad targeting or optimizations, AdTheorent Predictive Audiences apply machine learning to traditional audience segments to identify consumers within such audiences who are most likely to convert given the customer’s business goal or KPI.

We use contextual and other privacy-friendly signals to offer cross-device, relationship and visitation targeting by identifying connections between devices and locations, all without creating or maintaining user profiles or seeking to resolve any user “identity.” These capabilities enable delivery of targeted audience messages across multiple devices. Additionally, we are able to amplify campaign messages by activating all devices connected to a network or community. Our capability for correlating devices using machine learning and statistics enables the extension of targeted messaging to friends and family.

Machine learning technology may be embedded within creative ad units developed by our in-house creative technologists, referred to as Studio A\T, delivered through our platform. Our solution relies on machine learning for creative optimizations with creative elements adjusted and delivered dynamically based on real-time data regarding the consumer, location and other key environmental factors, allowing the advertiser to deliver personalized experiences for our target consumers. Our machine learning enables the selection and delivery of the most effective creative solution for the individual consumer. Our in-house creative technologists support brands from ideation to design, through production and launch, making us a natural extension of digital customer brand teams. In addition to our Managed Programmatic method for transacting with customers, our direct access offering (“Direct Access”) is a user-controlled enterprise solution that provides brand and agency users direct access to our award-winning media buying platform and machine learning technology. AdTheorent Direct Access expands our total addressable market by making our platform and offerings available to customers regardless of their preferred method for executing programmatic digital campaigns.

We believe that our Managed Programmatic and Direct Access offerings are complimentary, empowering customers with the optimal offering given their unique business goals, internal capabilities and technical and other resources. The Managed Programmatic model is well suited for customers focusing on complex KPIs who desire additional support and value-added benefits including strategy, creative, and campaign optimization and execution, while Direct Access addresses the needs of customers with media trading teams and trading expertise and resources.

Business Combination

On December 22, 2021 (the “Closing Date”), MCAP Acquisition Corporation ("MCAP"), now known as AdTheorent Holding Company, Inc., consummated the previously announced business combination pursuant to that certain Business Combination Agreement, dated as of July 27, 2021 (as amended, restated, supplemented or otherwise modified, the “Business Combination Agreement”), by and among MCAP, GRNT Merger Sub 1 LLC, a Delaware limited liability company (“Merger Sub 1”), GRNT Merger Sub 2 LLC, a Delaware limited liability company (“Merger Sub 2”), GRNT Merger Sub 3 LLC, a Delaware limited liability company (“Merger Sub 3”), GRNT Merger Sub 4 LLC, a Delaware limited liability company (“Merger Sub 4” and, together with Merger Sub 1, Merger Sub 2 and Merger Sub 3, the “Merger Sub Entities”), H.I.G. Growth—AdTheorent Intermediate, LLC, a Delaware limited liability company (the “Blocker”), H.I.G. Growth—AdTheorent, LLC, a Delaware limited liability company, and AdTheorent Holding Company, LLC, a Delaware limited liability company (“Legacy AdTheorent”). Pursuant to the terms of the Business Combination Agreement, Legacy AdTheorent, the Blocker and the Merger Sub Entities engaged in a series of four mergers, which resulted in Legacy

AdTheorent becoming a wholly owned subsidiary of MCAP (the “Business Combination’). On the Closing Date, and in connection with the closing of the Business Combination, MCAP changed its name to AdTheorent Holding Company, Inc.

Beginning December 23, 2021, our shares of common stock, par value $0.0001 per share ("Common Stock"), traded on the Nasdaq Capital Market under the ticker symbol “ADTH” and our warrants traded on Nasdaq under the ticker symbol “ADTHW”.

Industry Overview

We believe the key industry trends shaping the advertising market include:

Fundamental shift to digital programmatic advertising: The advertising industry is still in the early stages of a shift to programmatic advertising as the ability to transact through real-time-bidding platforms has evolved to be used across a wide range of advertising channels and formats, including desktop, tablet, mobile, and CTV. eMarketer estimates that in 2021 mobile ad spending accounted for more than two-thirds of total U.S. digital ad spending, and mobile is expected to continue taking share with mobile ad spend in the United States projected to increase from $143 billion in 2021 to $216 billion in 2025, representing average annual growth of 11%. In 2020 due to the COVID-19 pandemic and related economic shutdowns, we saw decreased advertising investment from usually active business verticals where the crisis impact was most acute, such as retail, automotive, dining, and travel & entertainment. In 2021, we saw most COVID-impacted verticals to resume pre-pandemic digital advertising activity and investment and we expect this to continue throughout 2022. As the broader market continues to mature and programmatic platforms compete to capture more of this growing opportunity, advertisers are prioritizing media buying platforms which provide measurable ROI/ROAS, as opposed to platforms which connect media buyers and media sellers in a more generic manner.

CTV is projected to be the fastest-growing programmatic channel in the coming years: The TV industry is undergoing significant disruption as Internet-enabled CTV has become a preferred vehicle for streaming video content. The amount of CTV users in the U.S. is forecasted to increase from 195 million, or 59% of the U.S. population, in 2019, to 233 million, or 67.7% of the U.S. population, in 2025, according to eMarketer. CTV also provides many benefits to advertisers, including more accurate control of scale, addressability, and measurement. Advertisers are increasingly investing in CTV as more inventory becomes available. As the CTV advertising market continues to mature, advertisers will demand more customized solutions that drive real world business outcomes.

Focus on consumer data privacy is expected to increase demand for cookie-less advertising solutions: Advertising has become more data driven and advertisers want to target customers while respecting consumer privacy. Internet advertisers in the past have capitalized on data from cookies to gain insights into users for retargeting, and they have relied on third party licensed “audience” data to target user profiles perceived to represent interested consumers. However, increased privacy regulations, such as the European General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”), which restrict the ability to use personal data for advertising, along with industry changes restricting access to individualized IDs (internet browser providers including Google (Chrome) and Apple (Safari), and Apple’s iOS changes), are causing advertisers to reduce their reliance on vendors and software platforms that primarily utilize cookies and user IDs/profiles for ad targeting. In today’s connected world, we expect advertisers to increasingly need privacy-forward methods to identify their customers and connect with them across multiple channels, devices and formats. This is driving an industry shift away from cookie-based and profile-based DSPs towards privacy-focused solutions.

Machine learning applied in a programmatic advertising setting drives measurable ROAS for brands: Advertisers are looking for a centralized view of their customers, while connecting online and offline purchases to measure performance and ROAS. ROAS is a critical metric for marketing campaigns, and machine learning and data-driven solutions deliver the accountability that advertisers need and want. We believe that informed advertisers will prioritize machine learning-based solutions to maximize ROAS in a privacy-forward manner.

Strengths

We believe the following strengths and capabilities provide us with the ability to maintain and expand our position as a leading technology platform and solutions provider for digital advertising:

Award-Winning Proprietary Machine Learning Powered Media Buying Platform: Our technology and solutions, designed and developed in-house, have been recognized with numerous industry awards, and have been enhanced and refined since our founding in early 2012. Our machine learning-powered predictive advertising capability is engineered to drive superior outcomes (versus other advertising methods) for advertiser customers. We provide valuable differentiation through our proprietary media buying platform which uses machine learning and data science as the core method of ad-targeting and campaign optimization. Our predictive platform scores over one million digital ad impressions per second, and 75 billion to 90 billion digital ad impressions per day, assigning a “predictive score” to each, for the purpose of identifying which of hundreds of non-personal data attributes correlate with customer-desired conversions/actions. Predictive scores are used to optimize media purchases and ad delivery to maximize customer returns on each advertising campaign.

Privacy-Forward Solutions and Approach: Our privacy-friendly approach to data and ad-targeting represents a strategic strength and opportunity, as industry privacy regulation increases, including but not limited to GDPR in the EU, CCPA in California, and other state and local regulations. Industry changes, including initiatives lead by Apple and Google which will make it more difficult to access and use individual user IDs, reinforce the value of ML-powered statistics-driven ad-targeting. Because we do not rely on individualized IDs to target ads — instead relying on statistics and machine learning models — we are not dependent on cookies, device IDs, or industry-created replacements for the foregoing, which we believe represents a notable and growing advantage.

Value-Added Vertical Solutions Which Enhance Differentiation: We offer customized vertical solutions to address the unique needs of advertisers in specialized industries. These solutions feature vertical-specific capabilities related to targeting, custom KPI achievement and ROI measurement, data and inventory, and audience validation. For example, many of these solutions will leverage data signals which constitute valuable KPIs to clients within those industry verticals (e.g., SKU level sales for CPG, prescription fill data for Pharmaceutical, viewership data for Entertainment, etc.). AdTheorentRx harnesses the power of machine learning to drive performance on campaigns targeting both HCP and patients, leveraging HIPAA-compliant methods and targeting practices that comply with NAI Code and other self-regulatory standards. Our BFSI solutions drive real-world performance within the context of regulatory requirements and data use best practices intended to prevent discrimination in the promotion of federally regulated credit-extension products. We have created additional industry-tailored offerings to address the unique challenges and opportunities in a growing range of verticals, including retail, automotive, dining, and entertainment, among others.

Customer Retention and Growth Across Leading Global Brand and Agency Customers: Our demonstrated ability to address advertiser challenges and provide measurable value has yielded strong customer loyalty, retention and growth among a growing roster of the most sophisticated digital advertising customers. We have significantly grown the number of active customers (which are defined as our customers who spent over $5,000 during the previous twelve months). We track customer spending in the following tranches: $50,000 to $99,000, $100,000 to $249,000, $250,000 to $499,000, $500,000 to $999,000 and $1,000,000 and greater. We have seen strong growth and have had success in converting our active customers in to higher spending tranches. We monitor active customers to help understand our revenue performance. Additionally, monitoring active customers helps us understand the nature and extent to which the active customer base is growing, which assists management in establishing operational goals. We have many long tenured customers with 72% of revenue for the fiscal year ended December 31, 2021, coming from customers who have generated revenue with us since 2018 or earlier. This is calculated by analyzing our 2021 revenue and grouping customers according to the year in which they commenced generating spend with us.

Advanced Platform Automation and Efficiencies Which Drive Profitability: Key among the efficiency-driving features of our platform are our automated optimizer tools which allow users to drive performance and efficiency. Our platform optimizers automate intraday changes to targeting and bid prices at regular intervals to balance delivery (i.e., media buying goals) with campaign objectives. Media buyers/traders leverage the optimizer to drive efficient media costs, KPI metric performance, and reduce time spent on manual adjustments. In addition, our platform allows highly efficient campaign management which has enable us to capture operating leverage efficiencies as the business has scaled.

Experienced, Long-Tenured Management & Team: Our management team has deep and extensive experience in the advertising technology sector and a track-record of delivering positive financial results and value creation for stakeholders, which we believes gives us a competitive advantage. Our long-tenured management and extended team has provided us with valuable continuity of operations and unanimity of purpose and mission. Our deep advertising technology, data science and operational experience, combined with our keen awareness of evolving digital customer demands and data use trends and changes, significantly contribute to our operating success.

Growth Strategies

As the advertising industry continues to shift spend towards digital programmatic advertising, we believe that we are uniquely suited to capture a growing share of the rapidly expanding market opportunity. We believe existing market fragmentation provides room for consolidation and disruption and we expect to capture more market share due to our ability to drive customer KPIs and ROAS. We believe that we have significant growth potential, which we intend to realize by pursuing the following strategies:

•
Advance capability differentiation and innovation: Our innovative digital advertising solutions have been designed with the commitment to driving campaign results for customers, using a privacy-forward approach to data and ad-targeting, measured by the specific business metrics our customers designate. We will continue to innovate and maintain focus on delivering solutions that deliver compelling value to customers. We believe that as we execute our product and technology roadmap, supported and accelerated by greater investment, we will heighten our differentiation in the area of data-driven and machine-learning powered predictive advertising.
•
Capitalize on market and regulatory trends favoring privacy-forward solutions. As privacy standards evolve and the availability of personal identifiers continues to be restricted, we believe that our differentiation will compound and be further prioritized by media buyers seeking privacy-forward alternatives to legacy methods of ad-targeting. We plan to accelerate marketing efforts to highlight our advantages to advertisers seeking solutions not reliant on cookies or one-to-one personal identity resolution.
•
Gain share through sales team growth, brand direct initiatives, further development of verticalized value-added offerings and expansion of Direct Access offering: We will seek to attract new customers and grow existing customers by continuing to aggressively scale our sales and revenue teams. The sales team will continue to serve agency as well as brand direct customers with whom we have experience strong growth traction in recent years. In addition, we will accelerate our investment in developing vertical-specific offerings to address the unique needs of advertisers in specialized industries, which vertical offerings currently include retail, automotive, dining, and entertainment, among others. Our Direct Access offering expands the Company’s total addressable market by making our platform and offerings available to customers who have their own trading teams, expertise and other resources necessary to execute programmatic digital campaigns.
•
Further capitalize on capabilities in rapidly expanding CTV market: We believe that our machine learning-based predictive advertising provides unique differentiation in the CTV marketplace, positioning our CTV growth to outpace overall CTV market growth. AdTheorent-powered CTV campaigns leverage custom machine learning models to drive measurable business outcomes (i.e. a credit card sign up) for our customers, going beyond the “video view” or “video complete” metrics that are widely used to define CTV success today.
•
International Expansion: Given the breadth of our offerings, multi-national customer base, and privacy-forward approach to data use and machine learning that is not dependent on using individualized data for targeting, we believe our offerings and solutions are particularly compelling to EU markets and other markets governed by or subject to current or proposed privacy regulation. We will continue to use rigorous criteria to identify which additional markets should be in primary focus over the next several years.
•
Growth through acquisitions: In addition to our organic growth, we intend to pursue accelerated growth through acquisitions with potential targets including business that help us accelerate entry into new geographies and more rapidly expand our products and solution offerings.

Competition

The programmatic advertising industry is highly competitive and fragmented. We compete with smaller, privately-held companies, along with public companies such as the Trade Desk, and with divisions of large, well-established companies such as Google and Amazon. We believe that we provide a valuable, highly differentiated alternative to other programmatic media buying platforms and service providers because of our foundationally different approach to programmatic ad targeting, privacy-forward approach to data, and our performance-first approach and the measurable results our capabilities and solutions make possible. We believe we are differentiated from our competitors in the following areas:

•
Our machine-learning powered platform has been developed in-house since 2012 under the consistent management of a long-tenured and dedicated team;
•
We have operationalized into our platform advanced data science techniques in a manner that makes large and disparate data sets actionable in a real-time bidding environment;
•
Unlike other programmatic advertising competitors, whose ad-targeting practices may be reliant on the availability of cookies and other individualized ID-based user profiles, our machine learning-based targeting approach is statistical, not individualized;

•
Our approach to impression-specific predictive scoring is unique, effective and drives value and ROAS for our customers;
•
Our platform is omni-channel and highly scalable, covering a wide range of inventory/publication types and digital screens;
•
Our platform is highly efficient and automated, offering platform users ease of use and complex KPI attainment while facilitating operating leverage that drives strong financial performance;
•
Our verticalized solutions layer value-added custom services on top of our core platform advantages;
•
Our privacy-forward approach to data provides international expansion opportunities in markets where personalized and individualized ad-targeting is disfavored or not permitted; and
•
We offer value-added services for customers who desire “one-stop” programmatic executions, including strategy, creative, customer success, campaign optimization, data and analytics, data science as a service, and compliance support.

Customers

Our customers consist of many of the largest, most sophisticated and most recognized brands in the United States. Our top customer industries include pharmaceutical/healthcare, BFSI, dining, retail, and travel & hospitality. We monitor active customers to help understand our revenue performance. Additionally, monitoring active customers helps us understand the nature and extent to which the active customer base is growing, which assists management in establishing operational goals. Active customers are defined as our customers who spent over $5,000 during the previous twelve months, which include a mix of brand and agency customers.

We have grown the number of active customers 14.4% from 270 to 309 from December 31, 2020 to December 31, 2021. We monitor this metric to understand the extent to which the active customer base is growing.

Sales and Marketing

We have a large and growing experienced sales team of 64 sellers as of December 31, 2021, across the United States & Canada. Our experienced sales team is focused on business development overall, with an emphasis across key industries and media channels. The team is responsible for reaching and engaging new customers and driving revenue growth with existing customers. We provide an unparalleled level of end-to-end customer service, which includes support from campaign ideation to design, through production, launch and successful delivery.

We are increasing our investment in the sales team to accelerate growth in key strategies such as brand direct, Direct Access, CTV, as well as to accelerate opportunities in new markets and verticals. We added 12 net sellers in the year ended December 31, 2021, increasing the sales team 23%, and plan to continue to aggressively invest in our sales team over the next 24 months.

Our marketing efforts are focused on increasing awareness of the our brand, articulating key differentiators, engaging core customer segments and driving revenue opportunities for sales. We work to increase visibility to our customers and potential customers through a variety of channels and initiatives including events, thought leadership (industry insights, awards, research, content), public relations, lead generation, social media, and sponsored content/advertising. The team supports the overall AdTheorent brand including the Managed Programmatic and Direct Access customer transaction methods, as well as deploying vertical-specific marketing initiatives across key industries.

Intellectual Property

The protection of our intellectual property is an important component of our success. We rely on statutory and common law intellectual property laws, including trade secret, copyright, patent and trademark laws in the United States and Canada, and use contractual provisions, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements and other contractual rights to establish and protect our intellectual property. We also restrict the use of our proprietary technology and intellectual property through provisions in our terms of service.

As of December 31, 2021, we had four pending patent applications and four registered trademarks. We are also the registered holder of a variety of domain name registrations, including adtheorent.com. We continually review our development efforts to assess the existence and patentability of new intellectual property.

Human Capital Resources

As of December 31, 2021, we had 292 full-time employees, and a total of 295 employees, in seven office locations across the United States and Canada. Our team draws from a broad spectrum of backgrounds and experiences across the technology, data science and advertising industries. We prioritizes our people and are proud to have earned a spot on the Crain’s New York “Best Places to Work” list for the past eight consecutive years. None of our employees are represented by a labor union or covered by collective bargaining agreements. We engage consultants and contractors from time to time to supplement our permanent workforce.

Diversity and Inclusion

We are committed to cultivating diversity and broadening opportunities for inclusion across our businesses. As of December 31, 2021, women represented 49% of our full-time workforce, 33% of our senior executives and 11% of our Board of Directors (the "Board"). Although we have made progress in our workforce diversity representation, it seeks to continuously improve in this area through our recruitment practices, employee development, mentoring, workshops, community outreach and pro bono work, internal working groups, and by fostering ongoing conversations about human differences and the inherent value of all people in our communities.

Talent Development

We empower employees to develop their skills and abilities by following our core values and acting on great ideas regardless of their role or function. We work to provide an environment where talented individuals and teams can take control of their career growth. We provide a wide range of learning and development opportunities in both individual and group settings. We have ongoing career growth conversations, beyond a formal review process, and believe in investing in career growth and promoting from within. Similarly, we encourage employees to follow their interests and learn about new roles and departments. Employees can continue their growth by taking on new career trajectories within our growing organization.

Compensation and Benefits

We offer our employees a holistic total rewards package with premier health and welfare programs for employees and family members. We provide compensation and benefits programs to help meet the needs of our employees and reward their efforts and contributions. We use internal and external resources to help develop plans that are fair and reward our employees’ commitment and performance with the goal of attracting and retaining high performing individuals.

In addition to salaries, we offer dynamic competitive compensation programs that are in line with our peers and industry and we continuously evaluate our offerings to ensure market competitiveness. To reward employee contributions and enable them to share in the success of the Company, all employees receive generous and attainable incentive compensation beyond their base salary and equity compensation opportunities. We offer a 401(k) with employer match, employer-subsidized insurance benefits which are both robust and cost effective, flexible spending accounts, and employee assistance programs, among many other employee benefits. Recognizing the importance of work/life balance, all employees start with generous PTO, which increases with tenure, and we offer employees an above average number of paid holidays. We offer company paid family leave and all employees receive full incentive compensation during approved leaves of absence.

Health and Wellness

The success of our business is fundamentally connected to the well-being of our people. We strive to provide a work environment where our employees feel safe and are comfortable working. In response to the COVID-19 pandemic, we took swift action to protect our employees’ health, including implementing flexible work-from-home arrangements. We plan to continue to reassess the ongoing global health situation and make decisions about the optimal use of our company offices, with the safety of our employees being the highest priority. We have also implemented health and safety protocols in our offices to ensure that employees may safely return to our offices.

Employee mental health is a top company priority and we promote dialogue to ensure that employees feel supported and that team member workload is balanced. We advise employees to regularly take PTO, facilitate workshops promoting personal well-being, and mental health benefits are included as part of our insurance coverage.

Government Regulation

We operate in support of many highly-regulated businesses across the United States and Canada, with significant un-tapped opportunity across the EU and APAC. Within the United States and Canadian market that is our current focus, we are subject to a variety of, and may in the future become subject to additional, federal, state and local statutes and regulations in various jurisdictions, which are subject to change at any time, including data privacy and consumer protection laws. We work hard to balance the most effective advertising techniques with responsible, privacy-forward methods for targeted advertising

Although we do not rely on sensitive personal data to target campaigns and our business methods are not premised on the creation of behavioral user profiles, we provide product offerings that may result in receiving or facilitating transmission of PII. The United States Congress and state legislatures, along with federal regulatory authorities, have recently increased their attention on matters concerning the collection and use of consumer data, including relating to internet-based advertising. Data privacy legislation has been introduced in Congress, and California has enacted broad-based privacy legislation, CCPA. State legislatures outside of California have proposed and, in certain cases, enacted a variety of types of data privacy legislation. Many non-U.S. jurisdictions have also enacted or are developing laws and regulations governing the collection and use of personal data.

We expect that the trend of enacting and revising data protection laws will continue and that new and expanded data privacy legislation in various forms will be implemented in the United States and in other countries around the globe. We believe that our data use practices have positioned us to provide market leadership as a privacy-forward leader in digital advertising. Moreover, since our platform does not rely on personal and individualized targeting methods to deliver desirable KPIs for our customers, we believe such evolving regulation will serve as a competitive advantage, as many competitors will need to reimagine how they conduct business to keep up with such regulations.

Item 1A. Risk Factors.

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations or reputation. The risks described below are not the only risks we face. Additional risks not presently known to us or that we currently believe are not material may also significantly affect our business, financial condition, results of operations or reputation. Our business could be harmed by any of these risks. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

The following is a summary of some of these risks:

Summary Risk Factors

•
Risks Related to our Business and Industry, including:
•
Our success and revenue growth is dependent on our marketing efforts, ability to maintain our brand, adding new customers, launch and marketing of new products and services, effectively educating and training our existing customers and increasing usage of our platform and services by our customers.
•
If we fail to innovate and make the right investment decisions in our offerings and platform, we may not attract and retain customers and our revenue and results of operations may decline.
•
We rely on key customers and a loss of such customers could harm our business, operating results and financial condition.
•
We are subject to payment-related risks and if our customers do not pay, or dispute their invoices, our business, operating results and financial condition may be adversely affected.
•
Our revenue could decline and our growth could be impeded if our access to advertising inventory is diminished or fails to grow.
•
We allow our customers and suppliers to utilize application programming interfaces, or APIs, with our platform, which could result in outages or security breaches and negatively impact our business, operating results and financial condition.
•
If our access to data or non-proprietary technology is diminished, including through third-party hosting and transmission services, the effectiveness of our platform and services would be decreased, which could harm our operating results and financial condition.
•
Our failure to meet content and inventory standards and provide services that our customers and inventory suppliers trust could harm our brand and reputation and negatively impact our business, operating results and financial condition.
•
Risks Related to Data Privacy, including:
•
Changes in legislative, judicial, regulatory, or cultural environments relating to information collection, use and processing may limit our ability to collect, use and process data.
•
Our business or ability to operate our platform could be impacted by changes in the technology industry by established technology companies or government regulation.
•
Risks Related to our Intellectual Property and Technology, including:
•
Our internal information technology systems may fail or suffer security breaches, loss or leakage of data, and other disruptions.
•
Risks Related to Government Regulation, including:
•
Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition, and results of operations.
•
General Risk Factors Relating to Our Business, including:

•
The market in which we participate is intensely competitive and fragmented.
•
Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our business, operating results and financial condition.
•
Seasonal fluctuations in advertising activity could have a material impact on our revenue, cash flow and operating results.
•
Future acquisitions, strategic investments or alliances could disrupt our business and harm our business, operating results and financial condition.
•
We may utilize a significant amount of indebtedness in the operation of our business, and our cash flows and operating results could be adversely affected by required payments of any debt or related interest and other risks of any debt financing.
•
A widespread health crisis could adversely affect the global economy, resulting in an economic downturn that could impact demand for our products.
•
Risks Related to the Ownership of Our Common Stock, including:
•
The market price of our Common Stock may be volatile or may decline, and you may not be able to resell your shares at or above the price you paid for such shares.
•
Insiders have substantial control over our company, which could limit your ability to influence the outcome of key decisions, including a change of control.

RISKS RELATED TO OUR BUSINESS

Our success and revenue growth is dependent on our marketing efforts, ability to maintain our brand, adding new customers, effectively educating and training our existing customers on how to make full use of our platform and services and increasing usage of our platform and services by our customers.

Our success is dependent on regularly adding new customers and increasing our customers’ usage of our platform and services. Our customers typically have relationships with numerous providers and can use both our platform and services and those of our competitors without incurring significant costs or disruption. Our customers may also choose to decrease their overall advertising spend for any reason, including if they do not believe they are receiving a sufficient return on their advertising spend. Accordingly, we must continually work to win new customers and retain existing customers, increase their usage of our platform and services and capture a larger share of their advertising spend. We may not be successful at educating and training customers, particularly our newer customers, on how to use our platform and services, in order for our customers to get the most benefit from our platform and services and increase their usage. If these efforts are unsuccessful or customers decide not to continue to maintain or increase their usage of our platform and services for any other reason, or if we fail to attract new customers, our revenue could fail to grow or decline, which would materially and adversely harm our business, operating results and financial condition. We cannot assure you that our customers will continue to use and increase their spend on our platform and service offerings or that we will be able to attract a sufficient number of new customers to continue to grow our business and revenue. If customers representing a significant portion of our business decide to materially reduce their use of our platform or service offerings or cease using them altogether, our revenue could be significantly reduced, which could have a material adverse effect on our business, operating results and financial condition. We may not be able to replace customers who decrease or cease their usage of our platform or service offerings with new customers that will use them to the same extent.

We may be unsuccessful in launching or marketing new products or services, or launching existing products and services into new markets, or we may be unable to successfully integrate new offerings into our existing platform, which would result in significant expense and may not achieve desired results.

We regularly evaluate expanding our products into new markets or launching new service offerings in existing or new markets and plan to expand our markets significantly. Any expansion or new offering requires significant expenses and the time of our key personnel, particularly at the outset of the process, and such new service offerings or expansion of our platform may not result in the customer conversion or profitability that we expect. Our plans to expand and deepen our market share in our existing markets and expand into additional markets are subject to a variety of risks and challenges. We cannot assure you that we will be able to increase revenue and create business model efficiencies in new markets in the manner we have in our more mature existing markets.

As we continue to expand, we may launch products or services in markets that prove to be more challenging for our business model. As we expand across new territories, we will have to adapt our business and operations to local conditions. If we are unable to adapt to these new markets and scale effectively, our business and results of operations may be adversely affected.

New markets and new product or service offerings may also subject us to new regulatory environments, which could increase our costs as we evaluate compliance with any new regulatory regime. Notwithstanding the expenses and time devoted to expanding an existing product or service offering into a new market or launching a new product offering, we may fail to achieve the financial and market share goals associated with the expansion. If we cannot manage our expansion efforts efficiently, our market share gains could take longer than planned and our related costs could exceed expectations. In addition, we could incur significant costs to seek to expand our market share, and still not succeed in attracting sufficient customers to offset such costs. See also “— Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our business, operating results and financial condition” and “— Future acquisitions, strategic investments or alliances could disrupt our business and harm our business, operating results and financial condition.”

We may not realize the expected benefits of an industry shift away from cookie-based consumer tracking and such shift may not occur as rapidly as we expect or may not be realized at all.

We expect to benefit as compared to others in our industry from marketers reducing their reliance on vendors and software platforms that rely on third-party cookies for tracking and ad-targeting. However, we cannot assure you that the shift away from cookie-based consumer tracking and ad-targeting will happen as rapidly as we expect or that such shift will occur at all. Additionally, even if the shift away from cookie-based consumer tracking does occur, we may not be as successful in growing our business and increasing revenue as expected. For example, marketers may not shift their business away from our competitors if our competitors are successful in developing alternative products or services that are not significantly reliant on the cookie-based framework.

The effects of the ongoing COVID-19 pandemic and other sustained adverse market events have had, and could in the future have, an adverse impact on our business, operating results and financial condition.

Our business and operations have been and could in the future be adversely affected by health epidemics, such as the global COVID-19 pandemic. The COVID-19 pandemic and efforts to control its spread have curtailed the movement of people, goods and services worldwide, including in the regions in which we and our customers and partners operate, and are significantly impacting economic activity and financial markets. Many marketers, particularly those in the travel, retail and automotive industries, decreased or paused their advertising spending as a response to the economic uncertainty, decline in business activity, and other COVID-19-related impacts, which has negatively impacted, and may continue to negatively impact, our revenue and results of operations, the extent and duration of which we may not be able to accurately predict. The spread of an infectious disease may also result in, and, in the case of the COVID-19 pandemic has resulted in, regional quarantines, labor shortages or stoppages, changes in consumer purchasing patterns, disruptions to service providers’ ability to deliver data on a timely basis, or at all, and overall economic instability.

A recession, depression or other sustained adverse market events resulting from the spread of COVID-19 could materially and adversely affect our business and that of our customers or potential customers. our customers’ and potential customers’ businesses or cash flows have been and may continue to be negatively impacted by the COVID-19 pandemic, which has led and may continue to lead them to reduce their advertising spending and delay their advertising initiatives or technology spending, which may materially and negatively impact our business, operating results and financial condition. Our customers may also seek adjustments to their payment terms, delay making payments or default on their payables, any of which may impact the timely receipt and/or collectability of our receivables. As a result, our financial condition and results of operations may be adversely impacted if the business or financial condition of our customers and marketers is negatively affected by the pandemic.

Our operations are subject to a range of external factors related to the COVID-19 pandemic that are not within our control. We have taken precautionary measures intended to minimize the risk of the spread of the virus to our employees, partners and customers, and the communities in which we operate. A wide range of governmental restrictions have also been imposed on our employees’, customers’ and partners’ physical movement to limit the spread of COVID-19. There can be no assurance that precautionary measures, whether adopted by us or imposed by others, will be effective, and such measures could negatively affect our sales, marketing, and customer service efforts, delay and lengthen our sales cycles, decrease our employees’ or customers’ or partners’ productivity, or create operational or other challenges, any of which could harm our business, operating results and financial condition.

The economic uncertainty caused by the COVID-19 pandemic has made and may continue to make it difficult for us to forecast revenue and operating results and to make decisions regarding operational cost structures and investments. Our business depends on the overall demand for advertising and on the economic health of our customers that benefit from our platform and services. Economic downturns or unstable market conditions may cause our customers to decrease their advertising budgets, which could reduce usage of our platform and services and adversely affect our business, operating results and financial condition. We have committed, and we plan to continue to commit, resources to grow our business, including to expand our employee base and develop our platform, service offerings and systems, and such investments may not yield anticipated returns, particularly if worldwide business activity continues to be impacted by the COVID-19 pandemic. The duration and extent of the impact from the COVID-19 pandemic depend on future developments that cannot be accurately predicted at this time, and if we are not able to respond to and manage the impact of such events effectively, our business may be harmed. Such future developments may include, among others, the duration and spread of the outbreak, new information that may emerge concerning the severity of COVID-19 and government actions to contain COVID-19 or treat its impact, the level of relief efforts designed to help businesses and consumers, including any declines in such levels, impact on our customers and our sales cycles, impact on our customer, industry or employee events, and effect on our advertising inventory partners.

Our results may also fluctuate unpredictably as and to the extent there is a recovery from the pandemic and a return to non-pandemic business conditions. We cannot predict the impact of a post- pandemic recovery on the economy, our customers or consumer patterns or the degree to which certain trends will continue.

If we fail to innovate and make the right investment decisions in our offerings and platform, we may not attract and retain customers and our revenue and results of operations may decline.

Our industry is subject to rapid and frequent changes in technology, evolving customer needs and the frequent introduction by competitors of new and enhanced offerings. We must regularly make investment decisions regarding offerings and technology to maintain the technological competitiveness of our products and services and meet customer demand and evolving industry standards. The complexity and uncertainty regarding the development of new technologies and the extent and timing of market acceptance of innovative products and services create difficulties in maintaining this competitiveness. The success of any enhancement or new solution depends on many factors, including timely completion, adequate quality testing, appropriate introduction and market acceptance. Without the timely introduction of new products, services and enhancements, our offerings could become technologically or commercially obsolete over time, in which case our revenue and operating results would suffer. If new or existing competitors have more attractive offerings, we may lose customers or customers may decrease their use of our platform or services. New customer demands, superior competitive offerings or new industry standards could require us to make unanticipated and costly changes to our platform, service offerings or business model. If we fail to enhance our current products and services or fail to develop new products to adapt to our rapidly changing industry or to evolving customer needs, demand for our platform or services could decrease and our business, operating results and financial condition may be adversely affected.

The market for programmatic buying for advertising campaigns is dynamic and evolving. If this market develops more slowly or differently than expected, our business, operating results and financial condition may be adversely affected.

We derive revenue from the sale of targeting digital advertising media through our platform. We expect that ad sales will continue to be our primary source of revenue for the foreseeable future, and that our revenue growth will largely depend on increasing customers’ usage of our platform and services. While the market for programmatic ad buying for mobile and desktop display ads is relatively established, the market in other channels such as CTV is still emerging, and our current and potential customers may not shift quickly enough into these channels, which would reduce our growth potential. If the market for programmatic ad buying deteriorates or develops more slowly than we expect, it could reduce demand for our platform and services, and our business, growth prospects and financial condition would be adversely affected.

In particular, the market for programmatic buying for advertising campaigns across multiple advertising channels is an emerging market. Our ability to provide capabilities across multiple advertising channels may be constrained if we are not be able to maintain or grow advertising inventory for channels, and some of our offerings may not gain market acceptance. We may not be able to accurately predict changes in overall industry demand for the channels in which we operate and cannot make assurances that our investment in channel development will correspond to any such changes. For example, we cannot predict whether the growth in demand for our CTV offering will continue. Furthermore, if our channel mix changes due to a shift in customer demand, such as customers shifting their usage more quickly or more extensively than expected to channels in which we have relatively less functionality, features, or inventory, such as linear TV, then demand for our platform and service offerings could decrease, and our business, financial condition, and results of operations could be adversely affected.

We receive a significant amount of revenue from certain advertising agencies and brand marketers, and the loss of such customers could harm our business, operating results and financial condition.

As of December 31, 2021, our customers consisted primarily of independent advertising agencies and brand marketers and to a lesser extent, agencies owned by global holding companies.

We do not have exclusive relationships with advertising agencies and we depend on agencies to engage with us on advertising campaigns for their clients. The loss of such agencies could significantly harm our business, operating results and financial condition. If we fail to maintain satisfactory relationships with an advertising agency, we risk losing business from the brand marketers represented by that agency.

Brand marketers may change advertising agencies, or work with other platforms. If a brand marketer switches from an agency that utilizes our platform and services to one that does not, or chooses a different platform for direct engagement, we could lose revenue from that brand marketer. In addition, some advertising agencies have strong relationships with competing platforms and may direct their brand marketers to other providers.

We may experience fluctuations in our operating results, which could make our future operating results difficult to predict or cause our operating results to fall below securities analysts’ and investors’ expectations.

Our quarterly and annual operating results have fluctuated in the past, and we expect that our future operating results will fluctuate due to a variety of factors, many of which are beyond our control. Period- to-period comparisons of our operating results should not be relied upon as an indication of our future performance. Fluctuations in our operating results could cause our performance to fall below the expectations of securities analysts and investors, and adversely affect the price of our Common Stock. Because our business is changing and evolving rapidly, and the macroeconomic environment continues to evolve as a result of the COVID-19 pandemic, our historical operating results may not be necessarily indicative of our future operating results. It is also difficult to predict the impact of a post- pandemic recovery on our business and operating results. In addition, factors that may cause our operating results to fluctuate include the following:

•
changes in demand for our platform and services, including those related to the seasonal nature of customers’ spending on digital advertising campaigns;
•
changes in our pricing policies, the pricing policies of competitors and the pricing or availability of inventory, data or other third-party services;
•
changes in our customer base, platform and service offerings;
•
the addition or loss of advertising agencies and marketers as customers;
•
changes in advertising budget allocations, agency affiliations or marketing strategies;
•
changes to our channel mix (including, for example, changes in demand for CTV);
•
changes and uncertainty in the regulatory and business environment for us or our customers (for example, when Apple or Google change policies for their operating systems and browsers, respectively);
•
changes in the economic prospects of marketers or the economy generally (due to COVID-19 or otherwise), which could alter marketers’ spending priorities, or could increase the time or costs required to complete advertising inventory sales;
•
changes in the availability of advertising inventory or in the cost of reaching end consumers through digital advertising;
•
disruptions or outages on our platform;
•
the introduction of new technologies or offerings by competitors;
•
changes in our capital expenditures as it acquires the hardware, equipment and other assets required to support our business;
•
the length and unpredictability of our sales cycle;
•
costs related to acquisitions of businesses or technologies, or employee recruiting; and
•
shifting views and behaviors of consumers concerning use of data.

Based upon the factors above and others beyond our control, we have a limited ability to forecast our future revenue, costs and expenses, and, as a result, our operating results may, from time to time, fall below our estimates or the expectations of securities analysts and investors.

Customers have the option to use our platform on a self-service basis, which could require us to commit substantial time and expenses towards training potential customers on how to make full use of our platform. If we fail to offer sufficient customer training and support for our platform, we may not be able to attract new customers or maintain our current customers.

Because we operate a platform that has many powerful tools, we are capable of performing complicated campaign executions and customers can choose to use on a self-service basis, we may be required to spend a substantial amount of time and effort educating and training current customers and potential customers on how to make full use of our platform. Because potential customers may already be trained to use competitors’ platforms, we are also required to spend a significant amount of time cultivating relationships with those potential customers to ensure they understand the potential benefits of our platform and this relationship building process can take many months and may not result in us winning an opportunity with any given potential customer. As a result, customer training and support is critical for the successful and continued use of our platform and for maintaining and increasing spend through the platform from existing and new customers.

Providing this training and support requires that our platform operations personnel have specific domain knowledge and expertise, making it more difficult for us to hire qualified personnel and to scale up our support operations due to the extensive training required. The importance of high-quality customer service will increase as we expand our business and pursue new customers. If we are not responsive and proactive regarding our customers’ advertising needs, or do not provide effective support for our customers’ advertising campaigns, our ability to retain existing customers would suffer and our reputation with existing or potential customers would be harmed, which would negatively impact our business.

We are subject to payment-related risks and if our customers do not pay, or dispute their invoices, our business, operating results and financial condition may be adversely affected.

We may be involved in disputes with customers over the operation of our platform and services, the terms of our service or our billings for purchases made by them through our platform. When we are unable to collect or make adjustments to our bills to customers, we incur write-offs for bad debt, which could have a material adverse effect on our results of operations for the periods in which the write-offs occur. In the future, bad debt may exceed reserves for such contingencies and our bad debt exposure may increase over time. Any increase in write-offs for bad debt could have a materially negative effect on our business, operating results and financial condition.

Furthermore, we are generally contractually required to pay suppliers of advertising inventory and data within a negotiated period of time, regardless of whether our customers pay on time, or at all. While we attempt to negotiate long payment periods with our suppliers and shorter periods from our customers, it is not always successful. As a result, our accounts payable are often due on shorter cycles than our accounts receivables, requiring us to remit payments from our own funds, and accept the risk of bad debt. Our standard payment terms range from 30 to 60 days.

Days payable outstanding (“DPO”) is calculated by dividing the average accounts payable for the period presented by the expense activity classified as platform operations less allocated costs of our personnel and allocated depreciation and amortization for the periods presented multiplied by the number of days in the period. DPO for the year ended December 31, 2021was 49 days and for the year ended December 31, 2020 was 56 days.

Days sales outstanding ("DSO") is calculated by dividing average accounts receivable for the period by revenue recorded for the period multiplied by the number of days in the period. Our DSO for the years ended December 31, 2021and 2020, was 88 days and 95 days, respectively.

This payment process will increasingly consume working capital if we continue to be successful in growing our business. In addition, like many companies in our industry, we often experience slow payment by advertising agencies, such that our liabilities may exceed our assets at times. If we are unable to borrow against our assets on commercially acceptable terms, our working capital availability could be reduced, and as a consequence our results of operations and financial condition would be adversely impacted.

Due to these timing considerations, we may rely on our credit facility and cash on hand to partially or completely fund our working capital requirements. We cannot assure you that as we continues to grow, our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the credit facility in an amount sufficient to fund our working capital needs. If our cash flows and credit facility borrowings are insufficient to fund our working capital requirements, we may not be able to grow at the rate we currently expect or at all. In addition, in the absence of sufficient cash flows from operations, we might be unable to meet our obligations under our credit facility and we may therefore be at risk of default thereunder. We cannot assure you that we would be able to access additional financing or increase our borrowing or borrowing capacity under our current or any future credit facility on commercially reasonable terms or at all.

If our access to advertising inventory is diminished or fails to grow, our revenue could decline and our growth could be impeded.

We must maintain a consistent supply of ad inventory. Our success depends on our ability to secure inventory on reasonable terms across a broad range of advertising inventory partners in various verticals and formats. The amount, quality and cost of inventory available to us can change at any time. If our relationships with any of our significant suppliers were to cease, or if the material terms of these relationships were to change unfavorably, our business would be negatively impacted. Our suppliers are generally not bound by long-term contracts. As a result, there is no guarantee that we will have access to a consistent supply of inventory on favorable terms. Inventory suppliers control the sales process for the inventory they supply, and their processes may not always work in our favor. For example, suppliers may place restrictions on the use of their inventory, including prohibiting the placement of advertisements on behalf of specific marketers.

As new types of inventory, such as digital advertising for television, become more readily available, we will need to expend significant resources to ensure that we have access to such new inventory. Although television advertising is a large market, only a relatively small percentage of it is currently purchased programmatically. We are investing heavily in our programmatic television offering, including by increasing our workforce and by adding new features, functions and integrations to our platform. If the digital television advertising market does not grow as we anticipate or it fails to successfully serve such a market, our growth prospects could be harmed.

Our success depends on consistently adding valued inventory in a cost-effective manner. If we are unable to maintain a consistent supply of inventory for any reason, customer retention and loyalty, and our operating results and financial condition could be harmed.

If we do not effectively grow and train our sales and support teams, we may be unable to add new customers or increase usage of our platform and services by our existing customers and our business will be adversely affected.

We are substantially dependent on our sales and support teams to obtain new customers and to increase usage of our platform and services by our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require.

Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales personnel to support our growth. Due to the complexity of our platform and services, a significant time lag exists between the hiring date of sales and support personnel and the time when they become fully productive. Our recent and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing our existing customers’ spend, our business will be adversely affected.

As our costs increase, it may not be able to generate sufficient revenue to sustain our current level of profitability.

We anticipate continued growth that could require substantial financial and other resources to, among other things:

•
develop our platform, including by investing in our engineering team, creating, acquiring or licensing new products or features, and improving the functionality, availability and security of our platform;
•
improve our technology infrastructure, including investing in internal technology development and acquiring outside technologies;
•
cover general and administrative expenses, including legal, accounting and other expenses necessary to support a larger organization;
•
cover sales and marketing expenses, including a significant expansion of our direct sales organization;
•
cover expenses relating to data collection and consumer privacy compliance, including additional infrastructure, automation and personnel; and

•
explore strategic acquisitions.

Investing in the foregoing, however, may not yield anticipated returns. Consequently, as our costs increase, we may not be able to generate sufficient revenue to achieve or sustain profitability.

We have plans to allow our customers to utilize application programming interfaces, or APIs, with our platform, which could result in outages or security breaches and negatively impact our business, operating results and financial condition.

We may permit our customers to access our platform using application programming interfaces, or APIs. To the extent this occurs, our APIs may allow customers to develop custom integration of their business with our platform. The use of APIs would increase security and operational risks to our systems, including the risk for intrusion attacks, data theft, or denial of service attacks. Furthermore, while APIs would allow customers greater ease and power in accessing our platform, they also present risks related to overusing our systems, potentially causing outages. While we intend to take measures to decrease security and outage risks associated with the use of APIs, we cannot guarantee that such measures will be successful. Our failure to prevent outages or security breaches resulting from API use could result in government enforcement actions against us, claims for damages by consumers and other affected individuals, costs associated with investigation, notification, mitigation, and remediation, damage to our reputation and loss of goodwill, any of which could have a material adverse impact on our business, operating results and financial condition.

Operational and performance issues with our platform, whether real or perceived, including a failure to respond to technological changes or to upgrade our technology systems, may adversely affect our business, operating results and financial condition.

We depend upon the sustained and uninterrupted performance of our platform to manage our inventory supply; acquire inventory for each campaign; collect, process and interpret data; and optimize campaign performance in real time and provide billing information to our financial systems. If our platform cannot scale to meet demand, if there are errors in our execution of any of these functions on our platform, or if we experience outages, then our business may be harmed.

Our platform is complex and multifaceted, and operational and performance issues could arise both from the platform itself or from outside factors, such as cyberattacks or other third-party attacks. Errors, failures, vulnerabilities or bugs have been found in the past, and may be found in the future. Our platform also relies on third-party technology and systems to perform properly, and our platform is often used in connection with computing environments utilizing different operating systems, system management software, equipment and networking configurations, which may cause errors in, or failures of, our platform or such other computing environments. Operational and performance issues with our platform could include the failure of our user interface, outages, errors during upgrades or patches, discrepancies in costs billed versus costs paid, unanticipated volume overwhelming our databases, server failure, or catastrophic events affecting one or more server facilities. While we have built redundancies in our systems, full redundancies do not exist. Some failures could shut our platform down completely, others only partially.

As we grow our business, we expect to continue to invest in technology services and equipment. Without these improvements, our operations might suffer from unanticipated system disruptions, slow transaction processing, unreliable service levels, impaired quality or delays in reporting accurate information regarding transactions in our platform, any of which could negatively affect our reputation and ability to attract and retain customers. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance our business will grow. If we fail to respond to technological change or to adequately maintain, expand, upgrade and develop our systems and infrastructure in a timely fashion, our growth prospects and results of operations could be adversely affected.

Operational and performance issues with our platform could also result in negative publicity, damage to our brand and reputation, loss of or delay in market acceptance of our platform, increased costs or loss of revenue, loss of the ability to access our platform, loss of competitive position or claims by customers for losses sustained by them. Alleviating problems resulting from such issues could require significant expenditures of capital and other resources and could cause interruptions, delays or the cessation of our business, any of which may adversely affect our operating results and financial condition.

If our access to data is diminished, the effectiveness of our platform and services would be decreased, which could harm our operating results and financial condition.

A portion of the data that we use is obtained through integrations with third-party data suppliers. We are dependent upon our ability to obtain necessary data licenses on commercially reasonable terms. We could suffer material adverse consequences if we were unable to obtain data through our integrations with data suppliers. Our ability to serve particular customers is also enhanced when such customers upload their own data. Our operation of our platform and access to data could be negatively affected if, due to legal, contractual, privacy, market optics, competition or other economic concerns, third parties cease entering into data integration agreements with us or customers cease uploading their data to our platform.

Additionally, we could terminate relationships with our data suppliers if they fail to adhere to our data quality and privacy standards.

If we were to lose access to significant amounts of the data that enables our framework, our ability to provide products and services to customers could be materially and adversely impacted, which could be materially adverse to our business, operating results and financial condition. See “—Our business or ability to operate our platform could be impacted by changes in the technology industry by established technology companies or government regulation. Such developments, including the restriction of “third-party cookies,” could cause instability in the advertising technology industry.”

We are dependent on the continued availability of third-party hosting and transmission services. Operational issues with, or changes to the costs of, our third-party data center providers could harm our business, reputation or results of operations.

We currently serve the majority of our platform functions from third-party data center hosting facilities, and we primarily use shared servers in such facilities. We are dependent on these third parties to provide continuous power, cooling, Internet connectivity and physical and technological security for our servers, and our operations depend, in part, on their ability to protect these facilities against any damage or interruption from natural disasters, such as earthquakes and hurricanes, power or telecommunication failures, criminal acts and similar events. In the event that any of our third-party facilities arrangements are terminated, or if there is a lapse of service or damage to a facility, we could experience interruptions in our platform as well as delays and additional expenses in arranging new facilities and services.

Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our platform. Despite precautions taken at our data centers, the occurrence of spikes in usage volume, a natural disaster, such as an earthquake or hurricane, an act of terrorism, vandalism or sabotage, a decision to close a facility without adequate notice, or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our platform. Even with current and planned disaster recovery arrangements, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers to stop using our platform, any of which could materially and adversely affect our business.

We incur significant costs with our third-party data hosting services. If the costs for such services increase due to vendor consolidation, regulation, contract renegotiation, or otherwise, we may not be able to increase the fees for our products and services to cover the changes. As a result, our operating results may be significantly worse than forecasted.

If the non-proprietary technology, software, products and services that we use are unavailable, have future contractual terms we cannot agree to, or do not perform as we expect, our business, operating results and financial condition could be harmed.

We depend on various technology, software, products and services from third parties or available as open source, including for critical features and functionality of our platform and tools, payment processing, payroll and other professional services. Identifying, negotiating, complying with and integrating with third-party terms and technology are complex, costly and time-consuming matters. Failure by third-party providers to maintain, support or secure their technology either generally or for our accounts specifically, or downtime, errors or defects in their products or services, could materially and adversely impact our platform, our administrative obligations or other areas of our business. Having to replace any third-party providers or their technology, products or services could result in outages or difficulties in our ability to provide our services.

Our failure to meet content and inventory standards and provide services that our customers and inventory suppliers trust could harm our brand and reputation and negatively impact our business, operating results and financial condition.

We do not provide or control the content of the advertisements we serve or that of the websites providing the inventory. Our customers provide the advertising content and inventory suppliers provide the inventory. Both customers and inventory suppliers are concerned about being associated with content they consider inappropriate, competitive or inconsistent with their brands, or illegal, and they are hesitant to spend money without guaranteed brand security. Consequently, our reputation depends in part on providing services that our customers and inventory suppliers trust. We prohibits the misuse of our platform by our agency and their brand marketer customers, and certain suppliers. Additionally, we use our proprietary technology and third-party services to, and we participate in industry co- ops that work to, detect malware and other content issues as well as click fraud (whether by humans or software known as “bots”) and to block fraudulent inventory. Despite such efforts, our customers may inadvertently purchase inventory that proves to be unacceptable for their campaigns, in which case we may not be able to recoup the amounts paid to inventory suppliers. Preventing and combating fraud is an industry-wide issue that requires constant vigilance, as well as a balancing of cost effectiveness and risk, and we cannot guarantee that we will be fully successful in our efforts to combat fraud. We may provide access to inventory that is objectionable to our customers or we may serve advertising that contains malware or objectionable content to our inventory suppliers, which could harm our or our customers’ brands and reputation, cause customers to decrease or terminate their relationship with us or otherwise negatively impact our business, operating results and financial condition.

We may have long sales cycles, which can result in significant time between initial contact with a prospect and converting that prospect to a customer, making it difficult to project when, if at all, we will obtain new customers and when we will generate revenue from those customers.

Our sales cycle, from initial contact to campaign implementation and payment collection, can take significant time, on average about 45 days. As part of our sales cycle, we may incur significant expenses before we generate any revenue from a prospective customer. We have no assurance that the substantial time and money spent on our sales efforts will generate significant revenue. If conditions in the marketplace, generally or with a specific prospective customer, change negatively, it is possible that we will be unable to recover any of these expenses. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our platform and service offerings. Some of our customers undertake an evaluation process that frequently involves not only our platform and services but also the offerings of our competitors. As a result, it is difficult to predict when we will obtain new customers and begin generating revenue from these new customers. Even if our sales efforts result in obtaining a new customer, the customer controls when and to what extent it uses our platform and services and therefore the amount of revenue generated, and we may not sufficiently justify the expenses incurred to acquire the customer and the related training support. As a result, we may not be able to add customers, or generate revenue, as quickly as we may expect, which could harm our growth prospects.

We face potential liability and harm to our business based on the human factor of inputting information into our platform.

We or our customers set up campaigns on our platform using a number of available variables. While our platform includes several checks and balances, it is possible for human error to result in significant over-spending. For example, campaigns which last for a period of time can be set to pace evenly or as quickly as possible. If a customer with a high credit limit enters an incorrect daily cap with a campaign set to a rapid pace, it is possible for a campaign to accidentally go significantly over budget. Our potential liability for such errors may be higher when they occur in situations in which we are executing purchases on behalf of a customer rather than the customer using the self-service feature of our platform.

The market growth forecasts provided by us may prove to be inaccurate and, even if the market in which we compete achieves forecasted growth, we cannot assure you that our business will grow at similar rates, if at all.

Market growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. The forecasts provided by us relating to expected growth in the digital advertising and programmatic ad markets may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors including our success in implementing our business strategy, which is subject to many risks and uncertainties.

RISKS RELATED TO DATA PRIVACY

Changes in legislative, judicial, regulatory, or cultural environments relating to information collection, use and processing may limit our ability to collect, use and process data. Such developments could cause revenue to decline, increase the cost of data, reduce the availability of data and adversely affect the demand for our products and services.

As a demand side platform within the digital programmatic ecosystem, we receive, store and process certain personal information and other data from and about consumers in addition to personal information and other data from and about our customers, employees, and services providers. Our handling of this data is subject to a wide variety of federal, state, and foreign laws and regulations and is subject to regulation by various government authorities and consumer actions. Our data handling is also subject to contractual obligations and may be deemed to be subject to industry standards.

The U.S. federal and various state and foreign governments have adopted or proposed laws relating to the collection, disclosure, processing, use, storage and security of data relating to individuals and households, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the U.S., various laws and regulations apply to the collection, disclosure, processing, use, storage and security of certain types of data. Additionally, the FTC, many state attorneys general, and many courts are interpreting federal and state consumer protection laws as imposing standards for the collection, disclosure, process, use, storage and security of data. The regulatory framework for data privacy issues worldwide is complex, continually evolving and often conflicting, and is likely to remain uncertain for the foreseeable future. The occurrence of unanticipated events often rapidly drives the adoption of legislation or regulation affecting the use, collection or other processing of data and the manner in which we conduct our business. As a result, further restrictions could be placed upon the collection, disclosure, processing, use, storage and security of information, which could result in a material increase in the cost of obtaining certain kinds of data and could limit the ways in which we may collect, disclose, process, use, store or secure information.

U.S. federal and state legislatures, along with federal regulatory authorities, have recently increased their focus on matters concerning the collection and use of consumer data, including relating to interest- based advertising, or the use of data to draw inferences about a user’s interests and deliver relevant advertising to that user, and similar or related practices, such as cross-device data collection and aggregation, and steps taken to de-identify personal data and to use and distribute the resulting data, including for purposes of personalization and the targeting of advertisements. In the U.S., non-sensitive consumer data generally may be used under current rules and regulations, subject to certain restrictions, including relating to transparency and affirmative “opt-out” rights of the collection or use of such data in certain instances. To the extent additional opt-out rights are made available in the U.S., additional regulations are imposed, or if an “opt-in” model were to be adopted, less data would be available, the cost of data and compliance would be higher, or we could be required to modify our data processing practices and policies. For example, California recently enacted legislation, the CCPA, that became operative on January 1, 2020 and came under California Attorney General (“AG”) enforcement on July 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and grant such consumers a new right to opt-out of “sales” of personal information, a concept that is defined broadly. The CCPA is also subject to regulations issued by the California AG, which were finalized and became effective in August 2020. The California Privacy Rights and Enforcement Act (“CPRA”), which was passed as a ballot initiative in November 2020 and comes into effect on January 1, 2023, expands upon the CCPA and, among other things, creates new categories of personal information with additional protections, creates new data subject rights such as a right of correction, creates a new state rulemaking and enforcement agency for the CPRA, expands potential liability for violations and gives consumers rights to opt out of additional forms of data sharing with third parties. It remains unclear how aspects of the CCPA (as amended by the CPRA) or its implementing regulations will be interpreted. We cannot yet fully predict the impact of these laws on our business or operations, but it or future regulations (particularly any regulations using an “opt- in” model), could require us or our customers to modify data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Decreased availability and increased costs of information and costs of compliance could adversely affect our ability to meet our customers’ expectations and requirements and could result in decreased revenue.

While our platform and framework operate primarily in the United States and Canada, some of our operations may subject it to data privacy laws outside the United States. In the European Union (“EU”), the European General Data Protection Regulation (“GDPR”) took effect on May 25, 2018 and applies to our processing of personal data related to individuals who are in the European Union. The GDPR includes significant penalties for noncompliance of up to the greater of €20 million or 4% of an enterprise’s global turnover (or revenue) for the preceding fiscal year, and each European Union Member State may provide for other penalties applicable to such noncompliance.

We are subject to evolving laws and regulations that dictate whether, how, and under what circumstances we, or our data processors, may transfer, process and/or receive certain data, including data shared between countries or regions in which we operate and data shared among our products and services. For example, ongoing legal uncertainty in Europe regarding the transfer of data to the United States could result in further limitations, including in light of the recent Schrems II ruling from the Court of Justice of the European Union dated July 16, 2020. This ruling effectively invalidated the EU-U.S. Privacy Shield framework, and while it upheld the Standard Contractual Clauses (“SCCs”) as an alternative mechanism, it requires the parties to the SCCs to ensure that the level of protection required by European Union law is respected, potentially by yet-to-be-clarified supplementary measures. Similarly, legal uncertainty could result in further limitations regarding the United Kingdom, which exited the European Union on January 31, 2020, in particular in relation to data transfers to and from the United Kingdom. Certain countries outside of the European Union have also passed (e.g. Russia, China) or are considering passing laws requiring local data residency or otherwise impeding the transfer of data across borders. If one or more of the legal bases for transferring data is invalidated, if we are unable to transfer or receive data between and among countries and regions in which we operates, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results.

In addition to government regulation, self-regulatory standards and other industry standards may legally or contractually apply to us or be argued to apply to us, or we may elect to comply with such standards or to facilitate our customers’ compliance with such standards. Because privacy, data protection, and information security are competitive factors in our industry, we may make statements on our website, in marketing materials, or in other settings about our data security measures and our compliance with, or our ability to facilitate our customers’ compliance with, these standards. We are a member of self-regulatory bodies that impose additional requirements related to the collection, use, and disclosure of consumer data. Under the requirements of these self-regulatory bodies, in addition to other compliance obligations, we are obligated to provide all consumers with notice about our use of cookies and other technologies to execute the collection of consumer data and of our collection and use of consumer data for certain purposes, and to provide consumers with certain choices relating to the use of consumer data. Some of these self-regulatory bodies have the ability to discipline members or participants, which could result in fines, penalties, and/or public censure (which could in turn cause reputational harm). Additionally, some of these self-regulatory bodies might refer violations of their requirements to the Federal Trade Commission or other regulatory bodies.

Regulatory investigations and enforcement actions could also impact us. In the United States, the FTC uses its enforcement powers under Section 5 of the Federal Trade Commission Act (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in online tracking and the processing of consumer personal information more generally. Advocacy organizations have also filed complaints with applicable data protection authorities against advertising technology companies, arguing that certain of these companies’ practices do not comply with the GDPR or other applicable authorities. It is possible that investigations or enforcement actions will involve our practices or similar practices.

Our legal risk depends in part on our customers’ or other third parties’ adherence to privacy laws and regulations and their use of our services in ways consistent with end user expectations. We rely on representations made to us by customers and data suppliers that they will comply with all applicable laws, including all relevant privacy and data protection regulations. Although we make reasonable efforts to enforce such representations and contractual requirements, we do not fully audit our customers’ or data suppliers’ compliance with our recommended disclosures or their adherence to privacy laws and regulations. If our customers or data suppliers fail to adhere to our expectations or contracts in this regard, we and our customers or data suppliers could be subject to adverse publicity, damages, and related possible investigation or other regulatory activity.

Because the interpretation and application of privacy and data protection laws, regulations and standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in manners that are, or are asserted to be, inconsistent with our data management practices or the technological features of our products and services. If so, in addition to the possibility of fines, investigations, lawsuits and other claims and proceedings, it may be necessary or desirable for us to fundamentally change our business activities and practices or modify our products and services, which could have an adverse effect on our business. We may be unable to make such changes or modifications in a commercially reasonable manner or at all. Any inability to adequately address privacy concerns, even if unfounded, or any actual or perceived failure to comply with applicable privacy or data protection laws, regulations, standards or policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, standards and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our platform. Privacy concerns, whether valid or not valid, may inhibit market adoption of our platform particularly in certain industries and foreign countries.

Adapting our business to the CCPA and its implementing regulations and to the enhanced and evolving privacy obligations in the EU and elsewhere could continue to involve substantial expense and may cause us to divert resources from other aspects of our operations, all of which may adversely affect our business. Further, adaptation of the digital advertising marketplace requires increasingly significant collaboration between participants in the market, such as publishers and marketers. Failure of the industry to adapt to changes required for operating under laws including the CCPA and the GDPR and user response to such changes could negatively impact inventory, data, and demand. We cannot control or predict the pace or effectiveness of such adaptation, and we cannot currently predict the impact such changes may have on our business.

Our business or ability to operate our platform could be impacted by changes in the technology industry by established technology companies or government regulation. Such developments, including the restriction of “third-party cookies,” could cause instability in the advertising technology industry.

Digital advertising and in-app advertising are largely dependent on established technology companies and their operation of the most commonly used Internet browsers (Chrome, Firefox, Internet Explorer and Safari), devices and their operating systems (Android and iOS). These companies may change the operations or policies of their browsers, devices and operating systems in a manner that fundamentally changes our ability to operate our platform or collect data. Users of these browsers, devices or operating systems may also adjust their behaviors and use of technology in ways that change our ability to collect data. Digital advertising and in-app advertising are also dependent, in part, on internet protocols and the practices of internet service providers, including IP address allocation. Changes that these providers make to their practices, or adoption of new internet protocols, may materially limit or alter the availability of data. A limitation or alteration of the availability of data in any of these or other instances may have a material impact on the advertising technology industry, which could decrease advertising budgets and subsequently reduce our revenue and adversely affect our business, operating results and financial condition.

For example, browser providers have recently enacted changes restricting the use of third-party cookies in their browsers, which may cause instability in the digital advertising market. Execution of digital advertising relies to a significant extent on the use of cookies, pixels and other similar technology, including mobile device identifiers that are provided by mobile operating systems for advertising purposes, to collect data about users and devices. Although our business is less reliant on cookies than some of our competitors because it does not need cookies to target digital ads effectively, we may use third-party cookies, to the extent available, as a targeting component or in other capacities such as attribution or frequency capping. Third-party cookies are cookies owned and used by parties other than the owners of the website visited by the Internet user, in connection with their business for obtaining information about consumers, and for delivering digital advertising. In June 2021, Google publicly stated it intends for Chrome to phase out third-party cookies by the end of 2023, and it is possible Google will make additional related announcements. Google has also introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. Additionally, the Safari browser currently blocks third-party cookies by default and has recently added controls that algorithmically block or limit some cookies. Other browsers have added similar controls. These actions will have significant impacts on the digital advertising and marketing ecosystems in which we operate, which could cause changes in advertising budget allocations and thereby could negatively impact our business.

For in-app advertising, data regarding interactions between users and devices are tracked mostly through stable, pseudonymous mobile device identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the mobile platforms and could be changed by the mobile platforms in a way that may negatively impact our business. Privacy aspects of other channels for programmatic advertising, such as CTVs or over-the-top video, are still developing. Technical or policy changes, including regulation or industry self- regulation, could harm our growth in those channels.

Digital advertising is also subject to government regulation which may impact our ability to collect and use data. As the collection and use of data for digital advertising has received ongoing media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have raised significant concerns around observed data. There has been an array of ‘do-not-track’ efforts, suggestions and technologies introduced to address these concerns. However, the potential regulatory and self-regulatory landscape is inherently uncertain, and there is no consensus definition of tracking, nor agreement on what would be covered by ‘do-not-track’ functionality. There is activity by the major Internet browsers to make ‘do-not-track’ functionality the default setting, including by Safari and Firefox. It is not clear if other Internet browsers will follow.

Limitations on our or our customers’ ability to collect and use data for advertising, whether imposed by established technology companies or U.S. legislation, or otherwise, may impact the performance of our platform and our results of operations.

Uncertainty caused by lack of uniformity among laws to which we are or may become subject and instability in the global legal landscape may cause us to incur additional or unexpected costs and legal risk, increase our risk of reputational harm, or cause us to change our platform, service offerings or business model.

We cannot predict the future of the regulatory landscape regarding the protection of personal information. U.S. (state and federal) and foreign governments are considering enacting additional legislation related to privacy and data protection and we expect to see an increase in, or changes to, legislation and regulation in this area. For example, in the U.S., a federal privacy law is the subject of active discussion and several bills have been introduced. Additionally, industry groups in the U.S. and their international counterparts have self-regulatory guidelines that are subject to periodic updates to which we have agreed to adhere. High profile incidents involving breaches of personal information or misuse of consumer information may increase the likelihood of new U.S. federal, state, or international laws or regulations in addition to those set out above, and such laws and regulations may be inconsistent across jurisdictions.

In addition to laws regulating the processing of personal information, we are also subject to regulation with respect to political advertising activities, which is governed by various federal and state laws in the U.S., and national and provincial laws worldwide. Online political advertising laws are rapidly evolving, and in certain jurisdictions have varying transparency and disclosure requirements. The lack of uniformity and increasing requirements on transparency and disclosure could adversely impact the inventory made available for political advertising and the demand for such inventory on our platform, and otherwise increase our operating and compliance costs. Concerns about political advertising, whether or not valid and whether or not driven by applicable laws and regulations, industry standards, customer or inventory provider expectations, or public perception, may harm our reputation, result in loss of goodwill, and inhibit use of our platform and services by current and future customers.

Additionally, as the advertising industry evolves, and new ways of collecting, combining and using data are created, governments may enact legislation in response to technological advancements and changes that could result in us having to redesign features or functions of our platform, therefore incurring unexpected compliance costs.

These laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our platform. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. All of this could impair our or our customers’ ability to collect, use, or disclose information relating to consumers, which could decrease demand for our platform and services, increase our costs, and impair our ability to maintain and grow our customer base and increase our revenue.

Commitments to advertising technology industry self-regulation may subject us to investigation by government or self-regulatory bodies, government or private litigation, and operational costs or harm to our reputation or brand.

In addition to our legal obligations, we have committed to comply, and generally requires our customers and partners to comply, with applicable self-regulatory principles, such as the Network Advertising Initiative’s Code of Conduct and the Digital Advertising Alliance’s Self-Regulatory Principles for Online Behavioral Advertising in the U.S., and similar self-regulatory principles in Europe and Canada adopted by the local Digital Advertising Alliance.

Trade associations and industry self-regulatory groups have also promulgated best practices and other industry standards relating to targeted advertising. Our efforts to comply with these self- regulatory principles include offering Internet users notice and choice when advertising is served to them based, in part, on their interests. If we or our customers or partners make mistakes in the implementation of these principles, or if self-regulatory bodies expand these guidelines or government authorities issue different guidelines regarding Internet-based advertising, or opt out mechanisms fail to work as designed, or if Internet users misunderstand our technology or our commitments with respect to these principles, we may, as a result, be subject to negative publicity, government investigation, government or private litigation, or investigation by self-regulatory bodies or other accountability groups. Any such action against us, or investigations, even if meritless, could be costly and time consuming, require us to change our business practices, cause us to divert management’s attention and our resources, and be damaging to our brand, reputation, and business. In addition, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. We cannot yet determine the impact such future standards may have on our business.

Unfavorable publicity and negative public perception about our industry, particularly concerns regarding data privacy and security relating to our industry’s technology and practices, and perceived failure to comply with laws and industry self-regulation, could adversely affect our business and operating results.

With the growth of digital advertising and e-commerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies and others regarding marketing, advertising, and data privacy matters, particularly as they relate to individual privacy interests and the global reach of the online marketplace. Concerns about industry practices with regard to the collection, use, and disclosure of personal information, whether or not valid and whether driven by applicable laws and regulations, industry standards, customer or inventory provider expectations, or the broader public, may harm our reputation, result in loss of goodwill, and inhibit use of our platform and services by current and future customers. Any unfavorable publicity or negative public perception about us, our industry, including our competitors, or even other data focused industries can affect our business and results of operations, and may lead to digital publishers or our customers changing their business practices or additional regulatory scrutiny or lawmaking that affects us or our industry. For example, in recent years, consumer advocates, mainstream media and elected officials have increasingly and publicly criticized the data and marketing industry for our collection, storage and use of personal data. Additional public scrutiny may lead to general distrust of our industry, consumer reluctance to share and permit use of personal data, increased consumer opt-out rates or increased private class actions, any of which could negatively influence, change or reduce our current and prospective customers’ demand for our products and services, subject us to liability and adversely affect our business and operating results.

Risks Related to Our Intellectual Property and Technology

Our internal information technology systems may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could disrupt our business or result in the loss of critical and confidential information.

The evolution of technology systems introduces ever more complex security risks that are difficult to predict and defend against. An increasing number of companies, including those with significant online operations, have recently disclosed breaches of their security, some of which involved sophisticated tactics and techniques allegedly attributable to criminal enterprises or nation-state actors. Successful breaches, employee malfeasance, or human or technological error could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third-party data or systems; theft of sensitive, regulated, or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service. We experience cyber incidents and other security incidents of varying degrees from time to time, and there can be no assurance that any future incidents would not lead to costs or consequences that materially impact our operations or business. In response to these incidents, we have implemented controls, conducted security assessments and taken other preventative actions to further strengthen our systems against future incidents. However, we cannot guarantee that such measures will provide sufficient security, that we will be able to react in a timely manner, or that our remediation efforts following an assessment or a cybersecurity incident will be successful.

In addition, we do not know whether our current practices will be deemed sufficient under applicable laws or whether new regulatory requirements might require us to make significant changes to our current practices. If there is a breach of our computer systems, and we know or suspect that certain personal information has been accessed, or used inappropriately, we may need to inform the affected individual and may be subject to significant fines and penalties. Further, under certain regulatory schemes, we may be liable for statutory damages on a per-breached record basis, irrespective of any actual damages or harm to the individual. In the event of a breach we could face government scrutiny or consumer class actions alleging statutory damages amounting to hundreds of millions, and possibly billions, of dollars.

The risk of cybersecurity incidents directed at us or our third-party vendors includes uncoordinated individual attempts to gain unauthorized access to information technology systems, as well as to sophisticated and targeted measures known as advanced persistent threats. In addition, we face the risk of confidential data inadvertently leaking through human or technological errors.

Cybersecurity incidents are also constantly evolving, increasing the difficulty of detecting and successfully defending against them. In the ordinary course of business, we and our third-party vendors collect and store personal information, as well as our proprietary business information and intellectual property and that of our customers and employees.

Additionally, we rely on third parties and their security procedures for the secure storage, processing, maintenance, and transmission of information that is critical to our operations. Despite measures designed to prevent, detect, address, and mitigate cybersecurity incidents, such incidents may occur to us or our third-party providers and, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including personal information of our customers and employees) and the disruption of business operations. Any such compromises to our security, or that of our third-party vendors, could cause customers to lose trust and confidence in us and stop using our website and mobile applications. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers, employees, and business partners. We may also be subject to government enforcement proceedings and legal claims by private parties. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

Any actual or alleged security breaches or alleged violations of federal or state laws or regulations relating to privacy and data security could result in mandated user notifications, litigation, government investigations, significant fines, and expenditures; divert management’s attention from operations; deter people from using our platform and services; damage our brand and reputation; and materially adversely affect our business, results of operations, and financial condition. Defending against claims or litigation based on any security breach or incident, regardless of their merit, will be costly and may cause reputational harm. The successful assertion of one or more large claims against us that exceed available insurance coverage, denial of coverage as to any specific claim, or any change in or cessation of our insurance policies and coverages, including premium increases or the imposition of large deductible requirements, could have a material adverse effect on our business, results of operations, and financial condition.

Our proprietary rights may be difficult to enforce, which could enable others to copy or use aspects of our technology without compensating us, thereby eroding our competitive advantages and harming our business.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or otherwise acquire, so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business might be adversely affected. We rely on a combination of patent, trademark, copyright and trade secret laws, as well as third-party confidentiality and non-disclosure agreements, to establish and protect our proprietary rights.

Establishing trade secret, copyright, trademark, domain name, and patent protection can be difficult and expensive, and the laws, procedures and restrictions may provide only limited protection. It may be possible for unauthorized third parties to copy or reverse engineer aspects of our technology or otherwise obtain and use information that we regard as proprietary, or to develop technologies similar or superior to our technology or design around our proprietary rights, despite the steps we have taken to protect our proprietary rights. The theft or misuse of our proprietary information could occur by employees or contractors who have access to our technology.

While we have patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications or such patent protection may not be obtained quickly enough to meet our business needs. Furthermore, the patent prosecution process is expensive, time-consuming, and complex, and we may not be able to prepare, file, prosecute, maintain, and enforce all necessary or desirable patent applications at a reasonable cost or in a timely manner. The scope of patent protection also can be reinterpreted after issuance and issued patents may be invalidated. Even if our patent applications do issue as patents, they may not issue in a form that is sufficiently broad to protect our technology, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage.

Policing unauthorized use of our technology is difficult. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those of the United States, and mechanisms for enforcing proprietary rights in such countries may be inadequate. If we are unable to protect our proprietary rights (including in particular, the proprietary aspects of our platform) we may find ourself at a competitive disadvantage to others who have not incurred the same level of expense, time and effort to create and protect their intellectual property.

We may be subject to third-party claims for alleged infringement of proprietary rights, which could result in additional expense and potential damages.

To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. There is significant patent and other intellectual property development activity in the digital advertising industry. Third-party intellectual property rights may cover aspects of our technologies or business methods or block us from expanding our offerings. Our success depends on the continual development of our platform. We may receive claims from third parties that our platform and underlying technology infringe or violate such third parties’ intellectual property rights. The cost of defending against such claims, whether or not the claims have merit, is significant, regardless of whether we are successful in our defense, and could divert the attention of management, technical personnel and other employees from our business operations.

Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending against such matters. Additionally, we may be obligated to indemnify our customers or inventory and data suppliers in connection with any such litigation. If we are found to infringe these rights, we could potentially be required to cease utilizing portions of our platform. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. Alternatively, we could be required to pay royalty payments, either as a one-time or ongoing fee, as well as damages for past use that was deemed to be infringing. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.

We face potential liability and harm to our business based on the nature of our business and the content on our platform.

Advertising often results in litigation relating to copyright or trademark infringement, public performance royalties or other claims based on the nature and content of advertising that is distributed through our platform. We do not independently verify whether it is permitted to deliver, or review the content of, such advertisements. If any of these representations are untrue, we may be exposed to potential liability and our reputation may be damaged. In addition to settlement costs, we may be responsible for our own litigation costs, which can be extensive.

Risks Relating to Governmental Regulation

Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition, and results of operations.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, consumer protection laws, anti-bribery laws, import and export controls, federal securities laws, and tax laws and regulations. These laws and regulations impose added costs on our business and could require us to make changes to our business, platform or service offerings. Noncompliance with applicable regulations or requirements could subject us to investigations, enforcement actions, sanctions, fines, damages, penalties, injunctions or termination of contracts. Any such matters could have a material adverse effect on our business, results of operations and financial condition.

GENERAL RISK FACTORS RELATING TO THE OUR BUSINESS

The market in which we participate is intensely competitive and fragmented, and we may not be able to compete successfully with our current or future competitors.

We operate in a highly competitive and rapidly changing industry that is subject to changing technology and customer demands and that includes many companies providing competing solutions. With the introduction of new technologies and the influx of new entrants into the market, we expect competition to persist and intensify in the future, which could harm our ability to increase revenue and maintain profitability. New technologies and methods of buying advertising present a dynamic competitive challenge, as market participants offer multiple new products and services aimed at capturing advertising spend.

We compete with smaller, privately held companies, with public companies such as The Trade Desk, as well as with divisions of large, well-established companies such as Google. Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, allowing them to devote greater resources to the development, promotion, sale and support of their products and services. They may also have more extensive customer bases and broader supplier relationships than we have. As a result, these competitors may be better able to respond quickly to new technologies, develop deeper marketer relationships or offer services at lower prices. Increased competition may result in reduced pricing for our platform and services, increased sales and marketing expense, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business. These companies may also have greater brand recognition and longer histories than we have and may actively seek to serve our market and have the power to significantly change the nature of the marketplace to their advantage. Some of our larger competitors, particularly those that are divisions of large companies, have substantially broader product offerings and may leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that may discourage customers from using our platform and services, including through selling at zero or negative margins or product bundling with other services they provide at reduced prices. Customers may prefer to purchase advertising from social medial platforms or other closed platforms, which they cannot acquire through our platform. Potential customers may also prefer to purchase from their existing platform rather than a new platform regardless of product performance or features. Larger competitors often have broader product lines and market focus than us and may therefore not be as susceptible to downturns in a particular market. We may also experience negative market perception as a result of being a smaller company than our larger competitors.

In addition, we derive a significant portion of our revenue from advertising in the desktop, tablet, mobile and CTV channels, which are rapidly evolving, highly competitive, complex and fragmented. We face significant competition in these markets which we expect will intensify in the future.

Our future success depends on the continuing efforts of our key employees and our ability to attract, hire, retain and motivate highly skilled employees in the future.

Our future success depends on the continuing efforts of our executive officers and other key employees. We rely on the leadership, knowledge and experience that our executive officers provide. They foster our corporate culture, which has been instrumental to our ability to attract and retain new talent. We also rely on employees in our engineering, technical, product development, support and sales teams to attract and retain key customers.

The market for talent in our key areas of operations is intensely competitive, which could increase our costs to attract and retain talented employees. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. We have at times experienced employee turnover. Because of the complexity of our platform and service offerings, new employees often require significant training and, in many cases, take significant time before they achieve full productivity. Our account managers, for instance, need to be trained quickly on the features of our platform since failure to offer high-quality support may adversely affect our relationships with our customers.

Employee turnover, including changes in our management team, could disrupt our business. Our key employees, other than James Lawson, our Chief Executive Officer, do not have employment agreements for specific terms, and any of such employees may terminate his or her employment with us at any time. The loss of one or more of our executive officers or our inability to attract and retain highly skilled employees could have an adverse effect on our business, operating results and financial condition.

Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our business, operating results and financial condition.

We have experienced significant growth since inception. To manage our growth effectively, we must continually evaluate and evolve our organization. We must also manage our employees, operations, finances, technology and development and capital investments efficiently. Our efficiency, productivity and the quality of our platform, service offerings and customer service may be adversely impacted if we do not train our new personnel, particularly our sales and support personnel, quickly and effectively, or if we fail to appropriately coordinate across our organization. Additionally, our rapid growth may place a strain on our resources, infrastructure and ability to maintain and improve the quality of our platform and services. You should not consider our revenue growth and levels of profitability in recent periods as indicative of future performance. In future periods, our revenue or profitability could decline or grow more slowly than we expect. Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our operating results and financial condition.

Seasonal fluctuations in advertising activity could have a material impact on our revenue, cash flow and operating results.

Our revenue, cash flow, operating results and other key operating and performance metrics may vary from quarter to quarter due to the seasonal nature of our customers’ spending on advertising campaigns. For example, in prior years, customers tended to devote more of their advertising budgets to the fourth calendar quarter to coincide with consumer holiday spending. In contrast, the first quarter of the calendar year has typically been the slowest in terms of advertising spend.

Future acquisitions, strategic investments or alliances could disrupt our business and harm our business, operating results and financial condition.

To the extent we find suitable and attractive acquisition candidates and business opportunities in the future, we may acquire other complementary businesses, products and technologies and enter into joint ventures or similar strategic relationships. We have no present commitments or agreements to enter into any such acquisitions or make any such investments. However, if we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices, tax liabilities, privacy or cybersecurity issues or employee or customer issues. There is no certainty that we will be able to integrate successfully the services, products and personnel of any acquired business into our operations. In addition, any future acquisitions, joint ventures or similar relationships may cause a disruption in our ongoing business and distract our management. Further, we may be unable to realize the revenue improvements, cost savings and other intended benefits of any such transaction. Acquisitions involve numerous other risks, any of which could harm our business, including:

•
regulatory hurdles;
•
failure of anticipated benefits to materialize;
•
diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•
retention of employees from the acquired company;
•
corporate cultural challenges associated with integrating employees from the acquired company into our organization;
•
integration of the acquired company’s accounting, management information, human resources and other administrative systems;
•
the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;
•
coordination of product development and sales and marketing functions;
•
liability for activities of the acquired company before the acquisition, including known and unknown liabilities; and
•
litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or other third parties.

Failure to appropriately mitigate these risks or other issues related to such strategic investments and acquisitions could result in reducing or completely eliminating any anticipated benefits of such transactions, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the impairment of goodwill, any of which could harm our business, operating results and financial condition.

Our management team has limited experience managing a public company.

Most members of our management team have limited or no experience managing a publicly- traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. There are significant obligations we will be subject to relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage our transition to being a public company. These new obligations and added scrutiny will require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, operating results and financial condition.

Our corporate culture has contributed to our success and, if we are unable to maintain it as we grow, our business, operating results and financial condition could be harmed.

We have experienced and may continue to experience rapid expansion of our employee ranks. We believe that our corporate culture has been critical to our success and we have invested substantial time and resources in building our team within our company culture. However, as our organization grows, it may be difficult to maintain our culture, which could reduce our ability to innovate and operate effectively and proactively focus on and pursue our corporate objectives. The failure to maintain the key aspects of our culture as our organization grows could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and degraded quality of customer service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture as we grow to scale, our business, operating results and financial condition could be harmed.

We rely on agreements with third parties to finance our business. We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs, which may in turn impair our growth.

We intend to continue to grow our business, which may require additional capital to develop new features or enhance our platform, improve our operating infrastructure, finance working capital requirements or acquire complementary businesses and technologies. Accordingly, we may need to engage in additional equity or debt financings to secure additional capital. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Common Stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to secure additional funding on favorable terms, or at all, when we require, our ability to continue to grow our business to react to market conditions could be impaired and our business may be harmed.

We may utilize a significant amount of indebtedness in the operation of our business, and our cash flows and operating results could be adversely affected by required payments of any debt or related interest and other risks of any debt financing.

We may incur indebtedness subject to covenants that limit our ability and our subsidiaries’ ability to, among other things, incur indebtedness, create liens, make investments, merge with other companies, dispose of assets, prepay other indebtedness and make dividends and other distributions. The terms of these agreements may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the means or manner desired. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy and compete against companies who are not subject to such restrictions.

If we are unable to comply with any payment requirements, our lenders may accelerate obligations under their loan agreements and foreclose upon the collateral, or we may be forced to sell assets, restructure any indebtedness or seek additional equity capital, which would dilute our stockholders’ interests. If we fail to comply with our covenants under the loan agreements, it could result in an event of default under the agreements and our lenders could make the entire debt immediately due and payable. If this occurs, we might not be able to repay any debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us.

RISKS RELATED TO THE OWNERSHIP OF OUR COMMON STOCK

The market price of our Common Stock may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price you paid for such shares.

The market price of equity securities of technology companies has historically experienced high levels of volatility. If you purchase shares of our Common Stock, you may not be able to resell those shares at or above the price which you paid for such shares. The market price of our Common Stock may fluctuate significantly in response to numerous factors, some of which are beyond our control and may not be related to our operating performance, including:

•
announcements of new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•
price and volume fluctuations in the overall stock market from time to time;

•
significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;
•
fluctuations in the trading volume of our shares or the size of our public float;
•
actual or anticipated changes or fluctuations in our operating results;
•
whether our operating results meet the expectations of securities analysts or investors;
•
actual or anticipated changes in the expectations of investors or securities analysts;
•
litigation involving us, our industry, or both;
•
regulatory developments in the United States, foreign countries, or both;
•
general economic conditions and trends;
•
major catastrophic events;
•
lockup releases or sales of large blocks of our Common Stock;
•
departures of key employees; or
•
an adverse impact on us from any of the other risks cited herein.

In addition, if the stock market for technology companies, or the stock market generally, experiences a loss of investor confidence, the trading price of our Common Stock could decline for reasons unrelated to our business, operating results or financial condition. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The trading price of our Common Stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, stockholders have filed securities class action litigation following periods of market volatility.

If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from the business, and adversely affect the business.

Outstanding warrants are exercisable for shares of our Common Stock and, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2021, warrants to purchase an aggregate of 15,973,904 shares of our Common Stock were outstanding and exercisable (subject to the conditions set forth in the Warrant Agreement defined below). The warrants consist of 10,541,667 Public Warrants and 5,432,237 Private Placement Warrants. The warrants become exercisable on March 2, 2022, which is the latter of 12 months from the closing of the MCAP's initial public offering and 30 days after the closing date of the Business Combination. Each whole warrant entitles the registered holder to purchase one share of Common Stock at an exercise price of $11.50 per share. The Public Warrants and Private Placement Warrants will expire five years after the completion of the Business Combination.

Once the Public Warrants become exercisable, we have the right to redeem the outstanding warrants:

•
in whole and not in part;
•
at a price of $0.01 per Public Warrant; upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which er sends the notice of redemption to the Public Warrant holders; and

•
at a price of $0.10 per Public Warrant if, and only if, the reported last sale price of the Common Stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption to the warrant holders.

The Private Placement Warrants are identical to the Public Warrants except: (i) they will not be redeemable by the Company; and (ii) they may be exercised by the holders on a cashless basis so long as they are held by the initial purchasers or their permitted transferees.

We will not be obligated to deliver any Common Stock pursuant to the exercise of a Public and Private Placement Warrant and will have no obligation to settle such Public and Private Placement Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Common Stock issuable upon exercise of the Public and Private Placement Warrants is then effective and a prospectus relating thereto is current, subject to us satisfying our obligations with respect to registration.

Of the 5,432,237 Private Placement Warrants, 551,096 warrants are held in escrow subject to earn-out targets (“Escrow Warrants”). The Escrow Warrants will be released if the volume-weighted average price of our Common Stock equals or exceeds $14.00 per share for any 20 trading days within any consecutive 30 trading day period on or before the 3rd anniversary of the Business Combination closing.

To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Common Stock.

If additional stock consideration is issued pursuant to the earn-out provided for in the Business Combination Agreement, it would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Pursuant to the Business Combination Agreement, Legacy AdTheorent equity holders (including holders of certain stock options) are entitled to receive earn-out consideration if, prior to December 22, 2024, the 20-day volume-weighted average price of the Common Stock within a period of thirty (30) consecutive trading days is greater than or equal to $14.00 per share. Upon the achievement of such target, Legacy AdTheorent equity holders will be entitled to receive up to an additional aggregate amount equal to $95,000,000, which will be paid, at the sole and absolute discretion of Board, in the form of (1) the issuance of validly issued, fully-paid and nonassessable shares of Common Stock valued at $14.00 per share, (2) a payment in cash or (3) a combination of (1) and (2) (the “Earn-Out Consideration”). Legacy AdTheorent equity holders are also entitled to the Earn-Out Consideration in connection with certain liquidity events of the Company, including a merger or sale of all or substantially all of our assets, if the consideration paid to holders of Common Stock in connection with such liquidity event is greater than $14.00 per share. The issuance of additional stock consideration pursuant to the earn-out will result in dilution to the then existing holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

Insiders have substantial control over our company, which could limit your ability to influence the outcome of key decisions, including a change of control.

H.I.G. Capital, LLC (“H.I.G. Capital”) controls more than 30% of the voting power of our Common Stock in the election of directors. This control will limit or preclude your ability to influence corporate matters for the foreseeable future. These stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This control may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of our Company and may ultimately affect the market price of our Common Stock.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Common Stock.

We do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of the business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of the Board and the terms of our debt arrangements, if any. Accordingly, investors must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified members of the Board.

We have recently become a public company, and as such, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal controls over financial reporting. Significant resources and management oversight will be required to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

Reduced reporting and disclosure requirements applicable to emerging growth companies could make our Common Stock less attractive to investors.

We are an emerging growth company (“EGC”) and, for as long as we continue to be an EGC, we may choose to continue to take advantage of exemptions from various reporting requirements applicable to other public companies. Consequently, we are not required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, and we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of the extended transition period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of the dates such pronouncements are effective for public companies.

We could be an EGC for up to five years following the completion of MCAP’s initial public offering. We will cease to be an EGC upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of MCAP’s initial public offering, (ii) the first fiscal year after our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in nonconvertible debt securities or (iv) the end of any fiscal year in which the market value of our Common Stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict whether investors will find our Common Stock less attractive if we choose to rely on these exemptions. If some investors find our Common Stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Common Stock, and the price of our Common Stock may be more volatile.

If we fail to maintain or implement effective internal controls, we may not be able to report financial results accurately or on a timely basis, or to detect fraud, which could have a material adverse effect on our business and the per share price of our Common Stock.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business.

Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in our implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Common Stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ.

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results, and cause a decline in the market price of our Common Stock.

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.

The trading market for our Common Stock will partially depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of our business prospects, our share price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline. The market value of our securities at the time of the Business Combination may vary significantly from their prices on the date the Business Combination Agreement was executed, the date of the proxy statement/prospectus, or the date on which our stockholders vote on the business combination proposal and the other proposals presented to them.

Our charter documents and Delaware law could discourage takeover attempts and other corporate governance changes.

Our certificate of incorporation and bylaws in effect contain provisions that could delay or prevent a change in control of the Company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our Board or take other corporate actions, including effecting changes in our management. These provisions include the following provisions that:

•
eliminate the ability of our stockholders to call special meetings of stockholders;
•
restrict the forum for certain litigation against us to Delaware;
•
permit our Board to alter our bylaws without obtaining stockholder approval; and
•
establish advance notice requirements for nominations for election to the Board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a period of time. In addition, debt instruments we may enter into in the future may include provisions entitling the lenders to demand immediate repayment of all borrowings upon the occurrence of certain change of control events relating to us, which also could discourage, delay or prevent a business combination transaction.

Our Certificate of Incorporation includes an exclusive forum clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a breach of a fiduciary duty owed by any of our directors, officers or stockholders to us or to our stockholders, (iii) any action arising under our certificate of incorporation, our Bylaws or the DGCL or (iv) any action asserting a claim against us governed by the internal affairs doctrine. In addition, our certificate of incorporation designates the federal district courts of the United States of America as the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and consented to the exclusive forum provisions in our certificate of incorporation.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision in our certificate of incorporation will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in other judicial forums for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees in jurisdictions other than Delaware, or federal courts, as applicable. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.

The foregoing provisions may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

The ongoing conflict in Ukraine may result in market volatility that could adversely affect our stock price.

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west, including the U.S. Russia’s invasion, the responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility and could have severe adverse effects on regional and global economic markets.

Following Russia’s actions, various countries, including the U.S., Canada, the United Kingdom, Germany and France, as well as the European Union, issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (SWIFT) electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. The current sanctions (and potential further sanctions in response to continued Russian military activity) and other actions may have adverse effects on regional and global economic markets, and may result in increased volatility in the price of our Common Stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in the Soho neighborhood of New York, New York, where we have 149 full-time employees and occupy facilities totaling approximately 17,000 square feet under a lease that expires in September 2028. We have six other office spaces across the United States. Regional offices are leased or accessed pursuant to shared-space service contracts, and we do not own any real property. We believe that our current facilities are adequate to meet our current needs and provides flexibility as we continue to scale.

Item 3. Legal Proceedings.

From time to time, we are made aware of legal allegations arising in the ordinary course of our business. We are not currently a party to any actions, claims, suits or other legal proceedings the outcome of which, if determined adversely to AdTheorent, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock and Public Warrants are currently listed on the NASDAQ under the symbols “ADTH” and “ADTHW,” respectively. Prior to the consummation of the Business Combination, MCAP’s units, Common Stock and warrants were listed on the NASDAQ under the symbols “MACQU,” “MACQ” and “MACQW,” respectively.

Holders

As of March 14, 2022, there were 72 holders of record of our Common Stock, which amount does not include participants of The Depository Trust Company or beneficial owners holding shares through nominee names.

Dividend Policy

We have not paid any cash dividends on our Common Stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and has no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of the Common Stock in the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

Concurrently with the execution of the Business Combination Agreement, MCAP entered into subscription agreements with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to subscribe for and purchase, and MCAP agreed to issue and sell to the PIPE Investors, immediately prior to the Closing, an aggregate of 12,150,000 shares of Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $121.5 million.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of March 14, 2022, there were up to approximately 10,131,638 shares of Common Stock authorized for issuance under our 2021 Long-Term Incentive Plan (the “2021 Long-Term Plan”) and 2,026,328 shares of Common Stock initially authorized for issuance under our Employee Stock Purchase Plan (the “2021 ESPP”), each of which our stockholders approved on December 21, 2021 in connection with the Business Combination and became effective immediately upon the Closing.

On February 28, 2022, we filed a registration statement on Form S-8 under the Securities Act to register the shares of Common Stock issued or issuable under the 2021 Long-Term Plan, the 2021 ESPP and any assumed Legacy AdTheorent options or other awards. The Form S-8 registration statement was effective automatically upon filing. This initial registration statement on Form S-8 covers shares of Common Stock underlying the 2021 Long-Term Plan, the 2021 ESPP and any assumed Legacy AdTheorent options or other awards and the shares can be sold in the public market upon issuance, subject to applicable restrictions.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with other sections of this Annual Report, including “Item 1. Business,” “Item 1A. Risk Factors,” and the accompanying Consolidated Financial Statements and related Notes included elsewhere in this Report. Unless otherwise indicated, the terms “AdTheorent,” “we,” “us,” or “our” refer to AdTheorent Holdings, LLC, together with its consolidated subsidiaries.

Business Overview

Founded in 2012, we are a digital media platform which focuses on performance-first, privacy-forward methods to execute programmatic digital advertising campaigns, serving both advertising agency and brand customers. Without relying on individualized profiles or sensitive personal data for targeting, we utilize machine learning and advanced data analytics to make programmatic digital advertising more effective and efficient at scale, delivering measurable real-world value for advertisers. Our differentiated advertising capabilities and superior campaign performance, measured by customer-defined business metrics or KPIs, have helped fuel our customer adoption and year-after-year growth.

We use machine learning and advanced data science to organize, analyze and operationalize non-sensitive data to deliver real-world value for customers. Central to our ad-targeting and campaign optimization methods, we build custom machine learning models for each campaign using historic and real-time data to predict future consumer conversion actions for every digital ad impression. We have integrations with Ad Exchanges/SSPs, from which we are sent ad impression opportunities to evaluate and purchase. We predictively score all of these ad impression opportunities for the purpose of deciding which ad impressions will likely drive valuable conversions or engagement activity for our customers. Our predictive platform scores over one million digital ad impressions per second and 75 billion to 90 billion digital ad impressions per day, assigning a “predictive score” to each. Each predictive score is determined by correlating non-personal data attributes associated with the particular impression with data corresponding to previously purchased impressions that yielded consumer conversion or engagement activity. Such non-individualized attributes include variables such as publisher, content and URL keywords, device make, device operating system and other device attributes, ad position, geographic data, weather, demographic signals, creative type and size, etc. The “predictive scores” generated by our platform allow us and our advertising clients to determine which ad impressions are more likely or less likely to result in client-desired KPIs. Our machine learning models are customized for every campaign and our platform “learns” over the course of each campaign as it processes more data related to data attributes and actual conversion experience. Based on these statistical probabilities or “predictive scores,” our platform automatically determines bidding optimizations to drive conversions and advertiser ROI or ROAS, bidding on less than .001 of the evaluated impressions. Our use of machine learning and data science helps us to maximize efficiency and performance, enabling our customers to avoid wasted ad spend related to suboptimal impressions such as impressions that are predicted to be at a greater risk for fraud/invalid traffic or impressions with a higher likelihood of being unviewable, unmeasurable, and not brand safe, among other factors.

Our capabilities extend across the digital ecosystem to identify and engage digital actors with the highest likelihood of completing customer-desired actions, including online sales, other online actions, and real-world actions such as physical location visitation, in-store sales or vertical specific KPI's such as prescription fills/lift or submitted credit card applications. Our custom and highly impactful campaign executions encompass popular digital screens — mobile, desktop, tablet, CTV — and all digital ad formats, including display, rich media, video, native and streaming audio. We actively manage our digital supply to provide advertisers with scale and reach, while minimizing redundant inventory, waste and other inefficiencies. Our CTV capability delivers scale and reach supplemented by innovative and industry recognized machine-learning optimizations towards real-world actions and value-added measurement services.

Our platform and machine learning-based targeting provide privacy advantages that are lacking from alternatives which rely on individual user profiles or cookies employing a “one-to-one” approach to digital ad targeting. Our targeting approach is statistical, not individualized, and as a result we do not need to compile or maintain user profiles, and we do not rely on cookies or user profiles for targeting. Our solution-set is especially valuable to regulated customers, such as financial institutions and pharmaceutical companies, and other privacy-forward advertisers who desire efficient and effective digital ad-targeting without individualized or personal targeting data. We adhere to data usage protocols and model governance processes which help to ensure that each customer’s data is safeguarded and used only for that customer’s benefit, and the Company takes a consultative and collaborative approach to data use best practices with all of our customers.

Supplementing our core machine learning-powered platform capabilities, we offer customized vertical solutions to address the needs of advertisers in specialized industries. These specialized solutions feature vertical-specific capabilities related to targeting, measurement and audience validation. Our Pharmaceutical and Healthcare offering (“AdTheorentRx”) harnesses the power of machine learning to drive superior performance on campaigns targeting both HCP and patients, leveraging HIPAA-compliant methods and targeting practices that comply with NAI Code and other self-regulatory standards. Our BFSI solutions drive real-world performance within the context of regulatory requirements and data use best practices intended to prevent discrimination in the promotion of federally regulated credit-extension products. We have created additional industry-tailored offerings to address the unique challenges and opportunities in a growing range of verticals, including retail, automotive, dining, and entertainment.

Recent Developments

Business Combination

On December 22, 2021 (the “Closing Date”), MCAP, now known as AdTheorent Holding Company, Inc., consummated the previously announced business combination pursuant to that certain Business Combination Agreement, dated as of July 27, 2021 (as amended, restated, supplemented or otherwise modified, the “Business Combination Agreement”), by and among MCAP, GRNT Merger Sub 1 LLC, a Delaware limited liability company (“Merger Sub 1”), GRNT Merger Sub 2 LLC, a Delaware limited liability company (“Merger Sub 2”), GRNT Merger Sub 3 LLC, a Delaware limited liability company (“Merger Sub 3”), GRNT Merger Sub 4 LLC, a Delaware limited liability company (“Merger Sub 4” and, together with Merger Sub 1, Merger Sub 2 and Merger Sub 3, the “Merger Sub Entities”), H.I.G. Growth—AdTheorent Intermediate, LLC, a Delaware limited liability company (the “Blocker”), H.I.G. Growth—AdTheorent, LLC, a Delaware limited liability company, and AdTheorent Holding Company, LLC, a Delaware limited liability company (“Legacy AdTheorent”). Pursuant to the terms of the Business Combination Agreement, Legacy AdTheorent, the Blocker and the Merger Sub Entities engaged in a series of four mergers, which resulted in Legacy AdTheorent becoming a wholly owned subsidiary of MCAP (the “Business Combination’). On the Closing Date, and in connection with the closing of the Business Combination, MCAP changed its name to AdTheorent Holding Company, Inc.

Beginning December 23, 2021, our shares of Common Stock traded on the Nasdaq Capital Market under the ticker symbol “ADTH” and our warrants traded on Nasdaq under the ticker symbol “ADTHW”.

Factors Affecting Our Performance

Growth of the Programmatic Advertising Market

Our operating results and prospects will be impacted by the overall continued adoption of programmatic advertising by inventory owners and content providers, as well as advertisers and the agencies that represent them. Programmatic advertising has grown rapidly in recent years, and any acceleration, or slowing, of this growth would affect our operating and financial performance. In addition, even if the programmatic advertising market continues to grow at its current rate, our ability to successfully position itself within the market will impact the future growth of the business.

Investment in Platform and Solutions to Provide Continued Differentiation in Evolving Market

We believe that the capabilities and differentiation of our platform and solutions has been critical to our historical growth. Continued innovation in an evolving programmatic marketplace will be an important driver of our future growth. We anticipate that operating expenses will increase in the foreseeable future as it invests in platform operations and technology, data science and machine learning capabilities and data infrastructure and tools to enhance our custom solutions and value-added offerings. We believe that these investments will contribute to our long-term growth, although they may have a negative impact on profitability in the near-term.

Growth in and Retention of Customer Spend

We plan to make incremental investments in sales and marketing to acquire new customers and increase existing customers’ usage of our platform and solutions. We believe that there is significant room for growth within our existing customers, which include many large global brands and advertising agencies. Future revenue and profitability growth depends upon our ability to cost effectively on-board new customers and our on-going ability to retain and scale existing customers.

Ability to Continue to Access High Performing Media Inventory in Existing and Emerging Channels

Our ability to deliver upon clients’ targeted key performance indicators is reliant upon our ability to access high quality media inventory across multiple advertising channels at scale. Our future growth will depend on our ability to maintain and grow spend on existing and emerging channels, including advertising on display, rich media, native, video and audio ad formats across mobile, desktop and CTV formats.

Development of International Markets

Although almost all of our historic revenue is attributable to campaigns and operations in the United States and Canada, we plan to explore opportunities to serve new international markets, including serving the global needs of existing customers. We believe that the global opportunity for programmatic advertising is significant and should continue to expand as publishers and advertisers outside the United States and Canada increasingly seek to adopt the benefits that programmatic advertising provides. We believe that our privacy-forward approach to ad targeting and data usage will provide desired differentiation and value in highly and increasingly regulated markets such as the EU, which is subject to the GDPR. Our ability to efficiently expand into new markets will affect our operating results.

Managing Seasonality

The global advertising industry experiences seasonal trends that affect the vast majority of participants in the digital advertising ecosystem. Most notably, advertisers have historically spent relatively more in the fourth quarter of the calendar year to coincide with the holiday shopping season, and relatively less in the first quarter. In addition to the impact on revenue, increased fourth quarter demand for advertising inventory applies additional upward pressure on fourth quarter media costs, which adversely impacts profitability. We expect seasonality trends to continue, and our ability to manage resources in anticipation of these trends could affect operating results.

Key Business Metric

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we review the following key business metric:

Active Customers

We track active customers, which are defined as our customers who spent over $5,000 during the previous twelve months. We monitor active customers to help understand our revenue performance. Additionally, monitoring active customers helps us understand the nature and extent to which the active customer base is growing, which assists management in establishing operational goals.

The number of active customers for the year ended December 31, 2021 was 309 and for the year ended December 31, 2020 was 270, increasing by 39 customers, or 14.4%.

Components of Results of Operations

Revenue

Media Services Revenue

We generate Managed Programmatic and Direct Access (collectively “Media Services”) revenue by using our proprietary machine learning-powered technology platform to execute targeted digital advertising campaigns, offering advanced predictive targeting solutions across different customer industry verticals and consumer screens (desktop, mobile, and CTV), including customized targeting, measurement and analytical services to address unique advertiser challenges. Our customers consist of brands working directly with the Company and advertising agencies working on behalf of our customers.

Managed Programmatic Revenue

For Managed Programmatic Revenue, we negotiate Insertion Orders (“IOs”) with the advertising agency or brand, which specifies the material terms of the campaign. IOs are subject to cancellation by the client, usually with no penalty, for the unfilled portion of the IO. Our performance obligation is to deliver digital advertisements in accordance with the terms of the IO. We have concluded that this constitutes a single performance obligation for financial reporting purposes and that such obligation is recognized over the time, using the output method, for which we are transferring value to the customer through delivered advertising units.

Our contracts with a customer may convey a right to discounted or free of charge impressions. We determine whether rights to discounted future impressions provide a material right to the customer and revenue related to such material right should be deferred to the period when such right to discount expires or is exercised by the customer. For periods presented, we did not identify material rights related to such discounts.

Managed Programmatic Revenue is recorded on a gross basis. We are responsible for fulfilling advertising delivery, including optimization and reporting, establishes the selling price for the delivery, and we perform billing and collections, including ultimately retaining credit risk. We have therefore determined that we serve as a principal and that gross presentation of revenue is appropriate.

Direct Access Revenue

Direct Access customers access our platform directly and manage all aspects of their advertising campaigns. We provide advertiser and marketer customers direct access to the platform so that they can execute and manage advertising campaigns. Advertising Services Agreements with customers specify the pricing framework, which typically involves a percentage of customer spend and additional fees applicable to various data science model deployments and uses as applicable to a given campaign. Additional services can be procured on a per-service pricing basis. Platform fee revenue is recognized, on an over time basis, when the customer makes a purchase through the platform during the month. Our performance obligation is to provide the use of the platform to customers. We are not primarily responsible for the purchase of advertising inventory, third party data, and other related expenses. Revenue for customers working with us on this basis is recorded net of the amount incurred and payable to suppliers for the cost of advertising inventory, third party data and other add-on features, as we do not control the purchase nor have pricing discretion with regard to these items. We have therefore determined that we serve as an agent and that net presentation of revenue is appropriate. We bill clients for their purchases through our platform and the associated platform fees.

A customer cannot take possession of the software platform, nor is it feasible or permissible for a customer to contract with a third party to host the software or for a customer to host the software. Fees are entirely variable, and revenue is recognized in the period we have the contractual right to the fee.

Operating Expenses

We classify our Operating expenses into the following four categories. Each expense category includes overhead, including rent and related occupancy costs, which is allocated based on headcount.

Platform Operations

Platform operations consists of the cost of revenue including advertising inventory, third party inventory validation and measurement, ad-serving, ad-verification, research and data (collectively referred to as “traffic acquisition costs” or “TAC”) and other platform operations costs, which consist of amortization related to capitalized software, depreciation expense, allocated costs of personnel which set up and monitor campaign performance, and platform hosting, license and maintenance costs.

Sales and Marketing

Sales and marketing expenses consist of compensation and commission costs of the sales and related support teams, as well as travel, trade show, and other marketing related costs. Advertising costs are expensed to operations when incurred.

Technology and Development

Technology and development costs include costs to maintain and develop our technology platform. Costs incurred for research and product development are expensed as incurred and include salaries, taxes and benefits, contracting, and travel expenses related to research and development.

General and Administrative Expense

General and administrative expenses include compensation for executive and administrative personnel, professional service fees, insurance, supplies and other fixed costs.

Rent Expense

Rent expense is recognized on a straight-line basis over the term of the lease, with the difference between the cash rent expense and straight-line expense recorded as deferred rent.

Equity-based Compensation

Compensation expense related to employee equity-based awards is measured and recognized in the Consolidated Financial Statements based on the fair value of the awards granted. We granted awards to employees that vest based solely on continued service, or service conditions, and awards that vest based on the achievement of performance targets, or performance conditions. The fair value of each option award containing service and/or performance conditions is estimated on the grant date using the Black-Scholes option-pricing model. For service condition awards, equity-based compensation expense is recognized on a straight-line basis over the requisite service periods of the awards. For performance condition awards, equity-based compensation expense is recognized using a graded vesting model over the requisite service period of the awards. Forfeitures are recorded as they occur.

Debt Issuance Cost

Deferred issuance costs relate to our debt instruments, the short-term and long-term portions are reflected as a deduction from the carrying amount of the related debt. The debt issuance costs are amortized using the straight-line method over the term of the related debt instrument which approximates the effective interest method. Debt issuance costs incurred with line-of-credit arrangements are recorded as contra debt on our consolidated balance sheets and amortized over the term of the arrangement. Debt may be considered extinguished when it has been modified and the terms of the new debt instruments and old debt instruments are “substantially different” (as defined in the debt modification guidance in FASB Accounting Standards Codification ("ASC") Topic 470-50, Debt — Modifications and Extinguishments (“ASC 470-50”)).

Income Taxes

Income tax expense includes federal, state, and foreign taxes and is based on reported income before income taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are anticipated to be settled or realized.

We regularly review deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies.

We recognize the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from uncertain tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. Interest related to uncertain tax positions is recognized as part of the provision for income taxes and is accrued beginning in the period that such interest would be applicable under relevant tax law until such time that the related tax benefits are recognized. We are required to file tax returns in the U.S. federal jurisdiction, various states, and in Canada. Our policy is to recognize interest and penalties related to uncertain tax benefits (if any) in the tax provision.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our audited consolidated financial statements. The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this document.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table summarizes our historical results of operation for the periods presented:

	Year Ended December 31,
	2021		2020		Change	%
(amounts in US Dollars)	(in thousands, except for percentages)
Revenue	$165,365	100.0%	$121,015	100.0%	$44,350	36.6%
Operating expenses:
Platform operations	77,770	47.0%	59,458	49.1%	18,312	30.8%
Sales and marketing	38,799	23.5%	31,608	26.1%	7,191	22.8%
Technology and development	12,393	7.5%	9,709	8.0%	2,684	27.6%
General and administrative	35,424	21.4%	8,126	6.7%	27,298	335.9%
Total operating expenses	164,386	99.4%	108,901	90.0%	55,485	50.9%
Income from operations	979	0.6%	12,114	10.0%	(11,135)	-91.9%
Interest expense, net	(2,404)	-1.5%	(3,285)	-2.7%	881	-26.8%
Gain on change in fair value of Seller's Earn-Out	23,399	14.1%	—	0.0%	23,399	**
Gain on change in fair value of warrants	6,783	4.1%	—	0.0%	6,783	**
Other income, net	22	0.0%	646	0.5%	(624)	-96.6%
Total other income (expense), net	27,800	16.8%	(2,639)	-2.2%	30,439	**
Income from operations before income taxes	28,779	17.4%	9,475	7.8%	19,304	203.7%
Provision for taxes	(3,360)	-2.0%	(2,780)	-2.3%	(580)	20.9%
Net income	$25,419	15.4%	$6,695	5.5%	$18,724	279.7%

** Not meaningful

Revenue

Total revenue for years ended December 31, 2021 and 2020 was $165.4 million and $121.0 million, respectively, an increase of $44.4 million, or 36.6%. Growth was driven by a combination of continued increases in spend within COVID-resilient verticals, including: BFSI; government and non-profit, and healthcare/pharmaceutical, which increased approximately $22.3 million, or 33.1%, during the period, as well as growth and recovery within other verticals impacted by COVID-19 that suffered declines in the fiscal year ended December 31, 2020, including primarily: automotive; travel and hospitality; entertainment; and retail, which increased approximately $8.8 million, or 38.7%, during the period. As measured on a by-channel basis, Video (including CTV) revenue increased approximately $12.8 million , or 54.6%, during the period, while revenue from other channels increased approximately $31.1 million, or 31.6%, during the period.

Operating expenses

Total Operating Expenses for the years ended December 31, 2021 and 2020 were $164.4 million and $108.9 million, respectively, an increase of $55.5 million, or 50.9%.

Platform operations

Platform operations expenses for the years ended December 31, 2021 and 2020 were $77.8 million and $59.5 million, respectively. The increase of $18.3 million, or 30.8%, was mainly attributable to revenue driven TAC costs which increased approximately $14.0 million, or 33.4%. Volume driven increases in hosting expense increased approximately $1.6 million and hiring driven increases in allocated costs of our personnel which set up and monitor campaign performance totaling approximately $1.8 million also contributed to the overall platform operations expense increase.

Sales and marketing

Sales and marketing expenses for the years ended December 31, 2021 and 2020 were $38.8 million and $31.6 million, respectively. The increase of $7.2 million, or 22.8%, was primarily due to an increase in sales commissions of $2.6 million. Equity-based compensation and hiring for the sales and customer support teams resulted in increases of $1.8 million and $1.7 million, respectively, in employee expenses allocated to sales and marketing.

Technology and development

Technology and development expenses for the years ended December 31, 2021 and 2020 were $12.4 million and $9.7 million, respectively. The increase of $2.7 million, or 27.6%, was mainly due to the increases in hiring and employee related costs to support research and product development.

General and administrative

General and administrative expenses for the years ended December 31, 2021 and 2020 were $35.4 million and $8.1 million, respectively. The increase of $27.3 million was primarily attributable to $19.8 million in costs incurred for the year ended December 31, 2021 related to the Business Combination and public company readiness related legal and professional services. Additionally, we paid a one-time lease termination fee of approximately $4.2 million for terminating our primary New York City headquarters office lease as we negotiated a more cost-effective lease in the same building to reduce future rent obligations. Also, an increase in equity-based compensation of $2.6 million contributed to employee expenses allocated to general and administrative.

We anticipate that operating expenses will increase as we scale our operations and incur the incremental costs of operating as a public company. We expect increased expenses for general and director and officer insurance, investor relations, and other administrative and professional services. In addition, we expect to incur additional costs as we hire additional personnel and enhance our infrastructure to support the anticipated growth of the business.

Interest expense

Total Interest expense, net for the years ended December 31, 2021 and 2020 was $2.4 million and $3.3 million, respectively, a decrease of $0.9 million, or 26.8%. The decrease in interest expense was primarily the result of a reduction in loan principal balance.

Gain on change in fair value of Seller's Earn-Out

For the year ended December 31, 2021, the Seller's Earn-Out had a decrease in fair value of $23.4 million resulting in a gain for this amount. The Seller's Earn-Out was a result of the Business Combination.

Gain on change in fair value of warrants

For the year ended December 31, 2021, the warrants had a decrease in fair value of $6.8 million resulting in a gain for this amount. The warrants were assumed by the Company in connection with the Business Combination.

Other income (expense)

Other income (expense) for the years ended December 31, 2021 and 2020 was $0 and $0.6 million, respectively. The $0.6 million in 2020 was primarily due to an escrow deposit recovery of $0.6 million related to the 2018 sale of our Barometric department.

Provision for income taxes

Provision for Income Taxes for the years ended December 31, 2021 and 2020 was $3.4 million and $2.8 million, respectively, an increase of $0.6 million or 20.9%. The overall increase was the result of an increase in state and local taxes due to an increase in pre-tax book income, non-deductible Business Combination costs, and change in the valuation allowance.

Non-GAAP Financial Information

We calculate and monitor certain non-GAAP financial measures to help set budgets, establish operational goals, analyze financial results and performance, and make strategic decisions. We also believe that the presentation of these non-GAAP financial measures in provides an additional tool for investors to use in comparing our results of operations over multiple periods. However, the non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies due to differences in the way that these measures are calculated. The non-GAAP financial measures presented should not be considered as the sole measure of our performance, and should not be considered insolation from, or a substitute for, comparable financial measures calculated in accordance with generally with accepted accounting principles in the United States (“GAAP”).

The information in the table below sets forth the non-GAAP financial measures that we monitor. Because of the limitations associated with these non-GAAP financial measures, “Adjusted Gross Profit,” “EBITDA,” “Adjusted EBITDA,” “Adjusted Gross Profit as a % of Revenue” and “Adjusted EBITDA as a percent of Adjusted Gross Profit” should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures on a supplemental basis. You should review the reconciliation of the non-GAAP financial measures below and not rely on any single financial measure to evaluate our business.

Adjusted Gross Profit

Adjusted Gross Profit is a non-GAAP profitability measure. Adjusted Gross Profit is a non-GAAP financial measure of campaign profitability, monitored by management and the Board, used to evaluate our operating performance and trends, develop short- and long-term operational plans, and make strategic decisions regarding the allocation of capital. We believe this measure provides a useful period to period comparison of campaign profitability and is useful information to investors and the market in understanding and evaluating our operating results in the same manner as our management and Board. Gross profit is the most comparable GAAP measurement, which is calculated as revenue less platform operations costs. In calculating Adjusted Gross Profit, we add back other platform operations costs, which consist of amortization expense related to capitalized software, depreciation expense, allocated costs of personnel which set up and monitor campaign performance, and platform hosting, license, and maintenance costs, to gross profit.

The following table presents the calculation of gross profit and reconciliation of gross profit to Adjusted Gross Profit for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
(amounts in US Dollars)	(in thousands)
Revenue	$165,365	$121,015
Less: Platform operations	77,770	59,458
Gross Profit	87,595	61,557
Add back: Other platform operations	21,748	17,475
Adjusted Gross Profit (1)	$109,343	$79,032

EBITDA and Adjusted EBITDA

EBITDA is a non-GAAP financial measure defined by us as net income (loss), before interest expense, net, depreciation, amortization and income tax expense. Adjusted EBITDA is defined as EBITDA before stock compensation expense, Business Combination transaction costs, management fees, non-core operations and other potential non-recurring items.

Collectively these non-GAAP financial measures are key profitability measures used by our management and Board to understand and evaluate our operating performance and trends, develop short-and long-term operational plans and make strategic decisions regarding the allocation of capital. We believe that these measures can provide useful period-to-period comparisons of campaign profitability. Accordingly, we believe that these measures provide useful information to investors and the market in understanding and evaluating our operating results in the same manner as our management and the Board.

	Year Ended December 31,
	2021	2020
(amounts in US Dollars)	(in thousands)
Net income	$25,419	$6,695
Interest expense, net	2,404	3,285
Tax provision	3,360	2,780
Depreciation and amortization	8,493	8,134
EBITDA (1)	$39,676	$20,894
Equity based compensation	5,823	657
Seller's Earn-Out equity-based compensation	55	—
Transaction costs (2)	15,603	1,412
Gain on change in fair value of Seller's Earn-Out (3)	(23,399)	—
Gain on change in fair value of warrants (4)	(6,783)	—
Management fees (5)	5,607	872
Lease termination fee (6)	4,243	—
Non-core operations (7)	2,155	1,047
Adjusted EBITDA (1)	$42,980	$24,882

Adjusted EBITDA as a Percentage of Adjusted Gross Profit and Adjusted Gross Profit as a Percentage of Revenue

	Year Ended December 31,
	2021	2020
(amounts in US Dollars)	(in thousands, except for percentages)
Gross Profit	$87,595	$61,557
Net income	$25,419	$6,695
Net income as a % of Gross Profit	29.0%	10.9%
Adjusted Gross Profit (1)	$109,343	$79,032
Adjusted EBITDA (1)	$42,980	$24,882
Adjusted EBITDA as a % of Adjusted Gross Profit (1)	39.3%	31.5%
Gross Profit	$87,595	$61,557
Revenue	$165,365	$121,015
Gross Profit as a % of Revenue	53.0%	50.9%
Revenue	$165,365	$121,015
Adjusted Gross Profit (1)	$109,343	$79,032
Adjusted Gross Profit as a % of Revenue (1)	66.1%	65.3%

(1)
We use non-GAAP financial measures to help set budgets, establish operational goals, analyze financial results and performance, and make strategic decisions.
(2)
Includes incurred transaction-related expenses and costs related to strategic initiatives in the year ended December 31, 2020 which were suspended due to the COVID-19 pandemic. In the year ended December 31, 2021, includes costs related to a different strategic process, which led to the Business Combination.
(3)
In connection with the Business Combination, a Seller's Earn-Out liability was recorded. The gain represents the change in fair value of the Seller's Earn-Out from the date of the close of the Business Combination (December 22, 2021) to December 31, 2021.
(4)
In connection with the Business Combination, a liability for warrants was recorded. The gain represents the change in fair value of the warrants from the date of the close of the Business Combination (December 22, 2021) to December 31, 2021.

(5)
On December 22, 2016, we closed a growth recapitalization transaction with H.I.G. Capital. As part of that transaction we agreed to pay monthly Management Fees to H.I.G. Capital. In the year ended December 31, 2021, additional fees were paid in connection with the completion of the Business Combination. The agreements related to fees paid to H.I.G. Capital were discontinued effective December 22, 2021, the closing date of the Business Combination.
(6)
In April 2021, we incurred a lease termination fee of approximately $4.2 million in connection with moving our primary headquarters office in New York City to another space in the same building at a lower cost.
(7)
Effective as of March 1, 2020, we effectuated a contribution of our SymetryML department into a new subsidiary, SymetryML, Inc. We periodically raised capital to fund Symetry operations, by entering into Simple Agreement for Future Equity Notes (“SAFE Note”) with several parties (Refer to Note 12 — SAFE Notes of our Consolidated Financial Statements, included elsewhere in this Form 10-K, for more information). We view SymetryML operations as non-core, and does not intend to fund future operational expenses incurred in excess of SAFE Note funding secured.

Liquidity and Capital Resources

Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, development expenses, general and administrative expenses, and others. As of December 31, 2021, we had $100.1 million in cash and cash equivalents.

As of December 31, 2021, our working capital was $132.3 million and we were fully drawn on our Revolving Credit Facility, as defined below. This amount was re-paid in January 2022 and we do not anticipate a need to borrow on this facility in the immediate future. We believe we have sufficient sources of liquidity, including cash generated from operations as well as the capacity on the Revolving Credit Facility, to support our operating needs, capital requirements, and debt service requirements for the next twelve months.

The accompanying audited financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Our purchase commitments per our standard terms and conditions with our suppliers and vendors are cancellable in whole or in part with or without cause prior to delivery. If we terminate an order, we will have no liability beyond payment of any balances owing for goods or services delivered previously.

Silicon Valley Bank Revolver

On September 21, 2017, Legacy AdTheorent entered into a Loan and Security agreement (“Loan and Security Agreement”) with Silicon Valley Bank (“SVB”). The Loan and Security Agreement consisted of a revolving line of up to $8.0 million (“SVB Revolver”) and letters of credit up to $2.8 million (“Letters of Credit”) (Refer to Note 21 — Commitments and Contingencies of our Consolidated Financial Statements). Under the original terms, before subsequent amendments, the SVB Revolver matured on September 21, 2019. The SVB Revolver is available on demand and accrues interest at Prime (as defined in the Loan and Security Agreement) plus 2.5% and interest shall be payable monthly. The borrowing base of the SVB Revolver is 80.0% of the Company’s eligible accounts receivable. Upon expiration, all outstanding principal and interest are due. The collections of our accounts receivable are applied to the outstanding loan balance daily.

Since the inception of the Loan and Security Agreement, Legacy AdTheorent has entered into several amendments, primarily to extend the term of the agreement. On October 23, 2020, the Company entered into the sixth amendment to the Loan and Security Agreement. This amendment extended the previously amended maturity date of July 31, 2020 to July 31, 2021. The interest rate definition was also amended to accrue at a floating per annum rate equal to the greater of (a) 2.50% above the Prime Rate and (b) 3.25%; provided, however, during a Streamline Period, the principal amount outstanding under the SVB Revolver shall accrue interest at a floating per annum rate equal to the greater of (x) 1.50% above the Prime Rate and (y) 3.25%.

On July 27, 2021, the seventh amendment was executed which extended the previously amended maturity date of July 31, 2021 to November 30, 2021. Additionally, an amendment fee in the amount of $4 thousand was charged by SVB to Legacy AdTheorent in connection with the amendment. Legacy AdTheorent accounted for the extension of the maturity date as a modification of the debt instrument.

On December 22, 2021, we entered into a senior secured credit facilities credit agreement (the “Senior Secured Agreement”) with SVB. The Senior Secured Agreement allows us to borrow up to $40.0 million in a revolving credit facility ("Revolving Credit Facility"), including a $10.0 million sub-limit for letters of credit and a swing line sub-limit of $10.0 million. The Revolving Credit Facility commitment termination date is December 22, 2026. We accounted for the Senior Secured Agreement as a debt modification.

In accordance with the Senior Secured Agreement there are two types of revolving loan, either a Secured Overnight Financing Rate Loan (“SOFR Loan”) loan or an ABR Alternate Base Rate Loan (“ABR Loan”). The revolving loans may from time to time be SOFR Loans or ABR Loans, as determined by the Company. Interest shall be payable quarterly based on the type of loan.

a)
Each SOFR Loan bears interest for each day at a rate per annum equal to Adjusted Term SOFR, as defined in the Senior Secured Agreement, plus the Applicable Margin, as defined in the Senior Secured Agreement. The Applicable Margin can vary between 2.00% and 2.50% based on the leverage ratio of the Company.
b)
Each ABR Loan (including any swingline loan) bears interest at a rate per annum equal to the highest of the Prime Rate in effect on such day, the Federal Funds Effective Rate in effect on such day plus 0.50%, and the Adjusted Term SOFR, as defined in the Senior Secured Agreement, for a one-month tenor in effect on such day plus 1.00% (“ABR”); plus the Applicable Margin, as defined in the Senior Secured Agreement. The Applicable Margin can vary between 1.00% and 1.50% based on the leverage ratio of the Company.

In addition, the Senior Secured Agreement has a commitment fee in relation to the non-use of available funds ranging from 0.25% to 0.35% per annum based on the leverage ratio of the Company.

Our borrowings under the Revolving Credit Facility as of December 31, 2021 consist of ABR loans.

All obligations under the Senior Secured Agreement are secured by a first priority lien on substantially all assets of the Company.

We are subject to customary representations, warranties, and covenants. The Senior Secured Agreement requires that the Company meet certain financial and non-financial covenants which include, but are not limited to, (i) delivering audited consolidated financial statements to the lender within 90 days after year-end commencing with the fiscal year ending December 31, 2022 financial statements, (ii) delivering unaudited quarterly consolidated financial statements within 45 days after each fiscal quarter, commencing with the quarterly period ending on March 31, 2022 and (iii) maintaining certain leverage ratios and liquidity coverage ratios. As of December 31, 2021, we were in full compliance with the terms of the Senior Secured Agreement.

As of December 31, 2021, we had one letter of credit for approximately $1.0 million and the remainder of $39.0 million was drawn on the revolving credit facility. The total amount drawn as of December 31, 2021 was repaid in January 2022.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2021	2020
(amounts in US Dollars)	(in thousands)
Net cash (used in) provided by operating activities	$(6,313)	$17,366
Net cash used in investing activities	$(2,299)	$(2,270)
Net cash provided by (used in) financing activities	$91,938	$(5,420)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $6.3 million compared to net cash provided by operating activities of $17.4 million in the year ended December 31, 2020. The increase in the use of operating cash of $23.7 million was primarily due to the following:

•
Increase in cash paid for Business Combination and public company preparedness related expenses of $12.7 million.

•
Increase in cash paid related to media inventory of $13.5 million.
•
Increase in cash paid for employee expenses primarily due to the increase in headcount of $11.7 million.
•
Increase in cash paid for income taxes of $10.8 million.
•
Increase in cash paid for management fees of $5.2 million as a result of the Business Combination.
•
Payment of lease termination fee of $4.2 million in the year ended December 31, 2021.
•
Timing differences of certain payments and collections. DPO decreased 12.5% to 49 days for the year ended December 31, 2021 from 56 days for the year ended December 31, 2020 and DSO decreased 7.4% to 88 days for the year ended December 31, 2021from 95 days for the year ended December 31, 2020.

Offsetting increases in operating cash included the following:

•
Cash collected for revenue increased $39.0 million.

Typical Payment Terms

The Company’s standard payment terms range from 30 to 60 days. For the periods presented, the Company’s DSO has exceeded the standard payment terms of customers, because like many companies in our industry, we often experience slow payment by advertising agencies, such that advertising agencies typically collect payment from their customers before remitting payment to us. The Company evaluates the creditworthiness of customers on a regular basis.

Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company individually reviews all balances that exceed 90 days from the invoice date and assesses for provisions for doubtful accounts based on an assessment of the balance that will not be collected. Factors considered include the aging of the receivable, historical write off experience, the creditworthiness of each agency customer, and general economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote.

We expect to continue generating strong positive cash flows as we scale our operations.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2021 was $2.3 million, primarily consisting of capitalized software development costs of $2.1 million

Net cash used in investing activities during the year ended December 31, 2020 was $2.3 million, primarily consisting of capitalized software development costs of $2.2 million.

We expect to continue capitalizing software and purchasing property and equipment as we expand our operations.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2021 was $91.9 million, consisting primarily of proceeds from the Reverse Recapitalization, net of costs of $77.7 million. We also drew $39.0 million from our revolving credit facility and received proceeds from the SAFE notes of $1.7 million. Offsetting this financing cash inflow were re-payments of our term loan of $26.2 million and the payment of $0.3 million for financing costs.

Net cash used in financing activities during the year ended December 31, 2020 was $5.4 million, consisting of payment of term loan and revolver debt of $6.8 million, proceeds from SAFE notes of $1.3 million and cash received for exercised options of $0.1 million.

Critical Accounting Policies and Significant Estimates

Our Consolidated Financial Statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”). Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our Consolidated Financial Statements. Our significant accounting policies are described in Note 2 — Summary of Significant Accounting Policies, of the Consolidated Financial Statements included elsewhere in this Report. Our critical accounting policies are described below.

Revenue Recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method, on January 1, 2019.

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company measures revenue based on the consideration specified in the customer arrangement, and revenue is recognized when the performance obligations in the customer arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service or product to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our agreements, the Company performs the following steps (i) identification of contracts with customers; (ii) identification of performance obligations; (iii) determination of the transaction price; (iv) allocation of the transaction price to performance obligations; and (v) recognition of revenue when or as the Company satisfies each performance obligation.

Typical payment terms are between net 30 and net 60 days.

Equity-based compensation

Equity-based compensation expense related to employee equity-based awards is measured based on the grant-date fair value of the stock-based awards and is recognized over the requisite service period of the awards. Following the Business Combination, the fair value of our Common Stock is now determined based on the quoted market price.

Prior to completion of the Business Combination, as Legacy AdTheorent's units were not listed on a public marketplace, the calculation of the fair value of its units was subject to a greater degree of estimation in determining the basis for unit-based awards that were issued. Given the absence of a public market, Legacy AdTheorent was required to estimate the fair value of the units at the time of each grant. Legacy AdTheorent considered objective and subjective factors in determining the estimated fair value and utilized third party valuation experts to determine the grant date unit price using the Black-Scholes option-pricing model. Under the Black-Scholes model, Legacy AdTheorent determined the value of its units based on interpolating from the valuations in its most recent external equity financing rounds and, when applicable, an expected valuation for an initial public offering of its shares, subject to discounts for the probability and timing of an exit event and lack of marketability, among other factors.

Determining the fair value of stock-based awards at the grant date requires judgment. Our use of the Black-Scholes option-pricing model and Monte-Carlo lattice model requires the input of subjective assumptions such as the expected term of the option, the expected volatility of the price of our Common Stock, risk-free interest rates, the expected dividend yield of our Common Stock, and the fair value of our Common Stock. The assumptions used in our valuation models represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

Software development Costs

We capitalize certain costs associated with creating and enhancing internally developed software. The development costs associated with certain solutions offered exclusively through software as a service model are accounted for in accordance with ASC Topic 350-40, Internal-Use Software (“ASC 350-40”). Under ASC 350-40 qualifying software costs developed for internal use are capitalized when application development begins, it is probable that the project will be completed, and the software will be used as intended. Capitalized costs include (1) payroll and payroll-related costs for employees who are directly associated with, and devote time to, a qualifying project and (2) certain external direct costs for third-parties who are directly associated with, and devote time to, a qualifying project. Costs incurred during the preliminary project stage of development as well as maintenance costs are expensed as incurred. The Company capitalizes direct costs related to application development activities that are probable to result in additional functionality. Capitalized costs are amortized on a straight-line basis over 2 years, which best represents the pattern of the software’s useful life. The Company tests for impairment whenever events or changes in circumstances that could impact recoverability occur.

Business Combinations

We account for business acquisitions in accordance with ASC Topic 805, Business Combinations. We measure the cost of an acquisition as the aggregate of the acquisition date fair values of the assets transferred and liabilities assumed and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. We record goodwill for the excess of (i) the total costs of acquisition, fair value of any non-controlling interests and acquisition date fair value of any previously held equity interest in the acquired business over (ii) the fair value of the identifiable net assets of the acquired business.

The acquisition method of accounting requires us to exercise judgment and make estimates and assumptions based on available information regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions and contingencies. We must also refine these estimates over a one-year measurement period, to reflect any new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair value of assets and liabilities in connection with an acquisition, these adjustments could materially impact our results of operations and financial position. Estimates and assumptions that we must make in estimating the fair value of future acquired technology, user lists and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expenses. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed, which could materially impact our results of operations.

Goodwill

The Company tests goodwill for impairment on an annual basis as of October 31 and at other times if a significant event or change in circumstances indicates that it is more likely than not that the fair value of these assets has been reduced below their carrying value. We use judgment in assessing whether assets may have become impaired between annual impairment assessments. Indicators such as unexpected adverse economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired.

In testing goodwill for impairment, we have the option to begin with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, including changes in our management, strategy and primary user base.

If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform a quantitative goodwill impairment test. The estimated fair value of the reporting unit is established using an income approach based on a discounted cash flow model that includes significant assumptions about the future operating results and cash flows of the reporting unit, including judgments about appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows, and also applies a market approach which compares the reporting unit to comparable companies in our industry. Depending upon the results of that measurement, the recorded goodwill may be written down, and impairment expense is recorded in the Consolidated Statements of Operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit.

Based on a qualitative assessment performed as of October 31, 2021 and a quantitative test performed as of December 31, 2020, we determined it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment in either year. As of December 31, 2021, the goodwill recorded was not at-risk for future impairment. We will continue to monitor our goodwill for possible future impairment.

Long-Lived Assets

We assess the recoverability of our long-lived assets when events or changes in circumstances indicate their carrying value may not be recoverable. Such events or changes in circumstances may include: a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We assess recoverability of a long-lived asset by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining lives. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, measured as the amount by which the carrying amount exceeds estimated fair value. An impairment loss is charged to operations in the period in which management determines such impairment. There were no impairments recorded for the years ended December 31, 2021 and 2020.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

AdTheorent Holding Company, Inc and Subsidiaries

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AdTheorent Holding Company, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 17, 2022

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (1)

(in thousands, except share data)

	As of December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$100,093	$16,717
Restricted cash	—	50
Accounts receivable, net	55,936	47,015
Income tax recoverable	95	132
Prepaid expenses	3,801	991
Total current assets	159,925	64,905
Property and equipment, net	409	326
Customer relationships, net	8,986	13,499
Other intangible assets, net	7,608	9,351
Goodwill	35,778	35,778
Deferred income taxes, net	434	—
Other assets	402	151
Total assets	$213,542	$124,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,382	$12,542
Accrued compensation	10,530	10,575
Accrued expenses	4,664	5,999
Term loans, current portion	—	26,032
Total current liabilities	27,576	55,148
Revolver borrowings	39,017	—
SAFE notes	2,950	1,250
Warrants	12,166	—
Seller's Earn-Out	18,081	—
Deferred income taxes, net	—	4,520
Deferred rent	1,869	1,825
Total liabilities	101,659	62,743
Commitments and contingencies (Note 21)
Stockholders’ equity
Preferred Stock, $0.0001 per share, 20,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common Stock, $0.0001 par value, 350,000,000 shares authorized; 85,743,994 and 59,853,276 shares issued and outstanding as of December 31, 2021 and 2020, respectively	9	6
Additional paid-in capital	70,778	45,584
Retained earnings	42,512	16,309
Total stockholders’ equity attributable to AdTheorent Holding Company, Inc.	113,299	61,899
Noncontrolling interests in consolidated subsidiaries	(1,416)	(632)
Total stockholders' equity	111,883	61,267
Total liabilities and stockholders’ equity	$213,542	$124,010

See accompanying notes to consolidated financial statements.

(1) Retroactively restated for the Reverse Recapitalization as described in Note 2.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (1)

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenue	$165,365	$121,015
Operating expenses:
Platform operations	77,770	59,458
Sales and marketing	38,799	31,608
Technology and development	12,393	9,709
General and administrative	35,424	8,126
Total operating expenses	164,386	108,901
Income from operations	979	12,114
Interest expense, net	(2,404)	(3,285)
Gain on change in fair value of Seller's Earn-Out	23,399	—
Gain on change in fair value of warrants	6,783	—
Other income, net	22	646
Total other income (expense), net	27,800	(2,639)
Net income before provision for income taxes	28,779	9,475
Provision for income taxes	(3,360)	(2,780)
Net income	$25,419	$6,695
Less: Net loss attributable to noncontrolling interest	784	632
Net income attributable to AdTheorent Holding Company, Inc.	$26,203	$7,327
Earnings per share:
Basic	$0.43	$0.12
Diluted	$0.39	$0.12
Weighted-average common shares outstanding:
Basic	60,510,847	59,732,359
Diluted	67,942,423	59,732,359

See accompanying notes to consolidated financial statements.

(1) Retroactively restated for the Reverse Recapitalization as described in Note 2.

ADTHEORENT HOLDING COMPANY, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (1)

(in thousands, except for number of shares)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
December 31, 2019	59,688,116	$6	$44,826	$8,982	$—	$53,814
Equity-based compensation	—	—	657	—	—	657
Exercises of options	165,160	—	101	—	—	101
Net income (loss)	—	—	—	7,327	(632)	6,695
December 31, 2020	59,853,276	$6	$45,584	$16,309	$(632)	$61,267
Equity-based compensation	—	—	5,823	—	—	5,823
Seller's Earn-Out equity-based compensation	—	—	55	—	—	55
Exercises of options	29,247		18	—	—	18
Issuance of Common Stock upon the Reverse Recapitalization, net of offering costs	25,861,471	3	60,778	—	—	60,781
Initial Seller's Earn-Out recognized in connection with the Reverse Recapitalization	—	—	(41,480)	—	—	(41,480)
Net income (loss)	—	—	—	26,203	(784)	25,419
December 31, 2021	85,743,994	$9	$70,778	$42,512	$(1,416)	$111,883

See accompanying notes to consolidated financial statements.

(1) Retroactively restated for the Reverse Recapitalization as described in Note 2.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$25,419	$6,695
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt	15	159
Amortization expense	8,345	7,988
Depreciation expense	148	146
Amortization of debt issuance costs	155	220
Gain on change in fair value of Seller's Earn-Out	(23,399)	—
Gain on change in fair value of warrants	(6,783)	—
Deferred tax benefit	(2,891)	(2,317)
Equity-based compensation	5,823	657
Seller's Earn-Out equity-based compensation	55	—
Loss on disposal of intangible assets	2	—
Changes in operating assets and liabilities:
Accounts receivable	(8,936)	(4,410)
Income taxes recoverable	37	377
Prepaid expenses and other assets	(2,784)	89
Accounts payable	(183)	1,643
Accrued expenses and other liabilities	(1,336)	6,119
Net cash (used in) provided by operating activities	(6,313)	17,366
Cash flows from investing activities
Capitalized software development costs	(2,081)	(2,154)
Purchase of property and equipment	(218)	(116)
Net cash used in investing activities	(2,299)	(2,270)
Cash flows from financing activities
Cash received for exercised options	18	101
Proceeds from Reverse Recapitalization, net of offering costs paid	77,667	—
Proceeds from revolver borrowings	39,017	—
Payment of financing costs	(277)	—
Proceeds from SAFE notes	1,700	1,250
Payment of term loan	(26,187)	(6,771)
Net cash provided by (used in) financing activities	91,938	(5,420)
Net increase in cash and cash equivalents	83,326	9,676
Cash, cash equivalents and restricted cash at beginning of period	16,767	7,091
Cash, cash equivalents and restricted cash at end of period	$100,093	$16,767
Cash and cash equivalents	100,093	16,717
Restricted cash	—	50
Cash, cash equivalents and restricted cash at end of period	$100,093	$16,767
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2,400	$3,131
Cash paid during the year for income taxes	$12,244	$1,416
Non-cash investing and financial activities
Capitalized software and property and equipment, net included in accounts payable	$23	$3

See accompanying notes to consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

1.
DESCRIPTION OF BUSINESS

AdTheorent Holding Company Inc. and its subsidiaries (the “Company”, “AdTheorent”), is a digital media platform which focuses on performance-first, privacy-forward methods to execute programmatic digital advertising campaigns, serving both advertising agency and brand customers. The Company uses machine learning and advanced data science to organize, analyze and operationalize non-sensitive data to deliver real-world value for customers. Central to its ad-targeting and campaign optimization methods, the Company builds custom machine learning models for each campaign using historic and real-time data to predict future consumer conversion actions for every digital ad impression. The Company’s machine learning models are customized for every campaign and the platform “learns” over the course of each campaign as it processes more data related to data attributes and actual conversion experience.

AdTheorent is a Delaware corporation headquartered in New York, New York. On December 22, 2021 (the “Closing Date”), MCAP Acquisition Corporation ("MCAP"), now known as AdTheorent Holding Company, Inc., consummated the previously announced business combination pursuant to that certain Business Combination Agreement, dated as of July 27, 2021 (as amended, restated, supplemented or otherwise modified, the “Business Combination Agreement”), by and among MCAP, GRNT Merger Sub 1 LLC, a Delaware limited liability company (“Merger Sub 1”), GRNT Merger Sub 2 LLC, a Delaware limited liability company (“Merger Sub 2”), GRNT Merger Sub 3 LLC, a Delaware limited liability company (“Merger Sub 3”), GRNT Merger Sub 4 LLC, a Delaware limited liability company (“Merger Sub 4” and, together with Merger Sub 1, Merger Sub 2 and Merger Sub 3, the “Merger Sub Entities”), H.I.G. Growth—AdTheorent Intermediate, LLC, a Delaware limited liability company (the “Blocker”), H.I.G. Growth—AdTheorent, LLC, a Delaware limited liability company, and AdTheorent Holding Company, LLC, a Delaware limited liability company (“Legacy AdTheorent”). Pursuant to the terms of the Business Combination Agreement, Legacy AdTheorent, the Blocker and the Merger Sub Entities engaged in a series of four mergers, which resulted in Legacy AdTheorent becoming a wholly owned subsidiary of MCAP (the “Business Combination’). On the Closing Date, and in connection with the closing of the Business Combination, MCAP changed its name to AdTheorent Holding Company, Inc. See Note 3 – Business Combination.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the operations of the Company. All intercompany transactions have been eliminated in consolidation.

Retroactive Application of Recapitalization

As discussed in Note 3 – Business Combination, the Business Combination on December 22, 2021 was accounted for as a reverse recapitalization ("Reverse Recapitalization") of equity structure, whereby at the Closing of the Business Combination, the outstanding Class A, B and C units of Legacy AdTheorent, and the outstanding stock options and Restricted Interest Units of Legacy AdTheorent were exchanged for the Company’s Common Stock and equity awards using a ratio (“Exchange Ratio”) of 1.376 and 1.563, respectively. Accordingly, pursuit to GAAP, the Consolidated Financial Statements and the related notes have been recast and are presented on an if-converted basis using the respective Exchange Ratio. In addition, the Exchange Ratio is utilized for calculating earnings per share in all prior periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and judgments are inherent in the analysis and measurement of items. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. These estimates are based on the information available as of the date of the Consolidated Financial Statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

COVID-19 Pandemic

During the quarter ended March 31, 2020, concerns related to the spread of novel coronavirus (“COVID-19”) began to create global business disruptions. While COVID-19 has not had a significant impact on the Company’s results from operations to date, the Company has developed and implemented a range of measures to address the risks, uncertainties and operational challenges associated with operating in a COVID-19 environment. As of December 31, 2021, the impact of the COVID-19 pandemic on AdTheorent's business continues to evolve. As a result, many of our estimates and assumptions consider macro-economic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) in the U.S. includes measures that assist companies in responding to the COVID-19 pandemic. These measures consist primarily of cash assistance to support employment levels and deferment of remittance of certain non-income tax expense payments. The Company did not seek relief under the Payroll Protection Program ("PPP") under the CARES Act because it determined that it had adequate access to capital from private sources. Additionally, the CARES Act provides for refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes. The Company has elected to defer the employer-paid portion of social security payroll taxes. The Company deferred a total of $930 of the employer portion of social security tax, which was included in Accrued expenses on the Consolidated Balance Sheet as of December 31, 2020. The Company repaid the deferred employment taxes in the year ended December 31, 2021, and there was a total of $0 of the employer portion of social security tax accrued as of December 31, 2021.

Liquidity

As of December 31, 2021, the Company had cash of $100,093 and working capital, consisting of current assets, less current liabilities, of $132,349. We believe our existing cash and cash flow from operations will be sufficient to meet the Company’s working capital requirements for at least the next 12 months.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting, in accordance with Accounting Standards Codification ("ASC") 805, which requires us to exercise judgment and make estimates and assumptions based on available information regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions and contingencies. We must also refine these estimates over a one-year measurement period, to reflect any new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. We may utilize independent third-party valuation firms to assist in making these fair value determinations.

Segments

The Company operates in one segment in accordance with ASC Topic 280, Segment Reporting (“ASC 280”). The Company’s chief operating decision maker (“CODM”) reviews financial information on an aggregated and consolidated basis, together with certain operating and performance measures principally to make decisions about how to allocate resources and to measure the Company’s performance.

While the Company has sales offices in different geographical regions, which results in a possibility for different operating segments by region, the Company is not managed by geographical locations. As the CODM does not review operating results by geographic location, determining operating segments in this manner would not be appropriate. Therefore, the Company has one reportable segment.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

Geographic Data

Revenue by geographic region for the years ended December 31, 2021 and 2020 was as follows:

	Year ended December 31,
	2021	2020
U.S.	$160,821	$119,041
Canada	4,032	1,834
United Kingdom	492	140
Other	20	—
Total	$165,365	$121,015

Total consolidated long-lived assets are all located in the U.S.

Fair Value of Financial Instruments

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. When considering market participant assumptions in fair value measurements, the fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

Level 1 — Observable inputs such as quoted prices in active markets.

Level 2 — Inputs other than the quoted prices in active markets that are observable either directly or indirectly. These include quoted prices for similar assets and liabilities in active markets and quoted prices identical or similar assets and liabilities in markets that are not active.

Level 3 — Unobservable inputs of which there is little or no market data, which require the Company to develop its own assumptions.

Financial instruments (principally cash and cash equivalents, accounts receivable, accounts payable and accrued expenses) are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The carrying amounts of debt and other obligations, approximate fair value based on credit terms and market interest rates currently available for similar instruments. Accordingly, those instruments are not presented in Note 18 — Fair Value Measurements.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash represents collateral amounts set aside per debt agreements. Upon satisfying the terms of the agreements, the funds are expected to be released and available for use by the Company. As of December 31, 2021, and 2020, the Company had $0 and $50 of restricted cash, respectively.

Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivables are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is determined based on historical collection experience and the review in each period of the status of the then-outstanding accounts receivable, while taking into consideration current client information, subsequent collection history and other relevant data. The Company individually reviews all balances that exceed 90 days from the invoice date and assesses for provisions for doubtful accounts based on an assessment of the balance that will not be collected. Factors considered include the aging of the receivable, historical write off experience, the creditworthiness of each

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

agency customer, and general economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote.

Prepaid Expenses

Prepaid expenses and other current assets on the Consolidated Balance Sheets consists primarily of prepaid income taxes, software, marketing, and insurance. Any expenses paid prior to the related services being rendered are recorded as prepaid expenses and amortized over the period of service.

Property and Equipment, Net

Property and equipment are recorded at historical cost, less accumulated depreciation. Depreciation is calculated using the straight-line method based upon the estimated useful lives of the assets, which bests reflects the pattern of use. The useful life of computer equipment is determined to be five years. The Company tests for impairment whenever events or changes in circumstances that could impact recoverability occur.

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included within operating expenses in the Consolidated Statements of Operations.

Intangible Assets

Intangible assets primarily consist of acquired software, non-compete agreements, customer relationships and trademarks/tradenames resulting from business combinations. Intangible assets acquired are recorded at acquisition-date fair value, less accumulated amortization.

The Company’s intangible assets are being amortized over their estimated useful lives , using the straight-line method which best reflects the pattern of use, as follows:

Description	Estimated Life (Years)
Software	2 - 6
Non-compete agreements	5
Customer relationships	6 - 7
Trademarks/tradename	9 - 15

Software Development Costs

Development costs associated with certain solutions offered exclusively through software as a service model are accounted for in accordance with ASC Topic 350-40, Internal-Use Software (“ASC 350-40”). Under ASC 350-40 qualifying software costs developed for internal use are capitalized when application development begins, it is probable that the project will be completed, and the software will be used as intended. Capitalized costs include (1) payroll and payroll-related costs for employees who are directly associated with, and devote time to, a qualifying project and (2) certain external direct costs for third-parties who are directly associated with, and devote time to, a qualifying project. Costs incurred during the preliminary project stage of development as well as maintenance costs are expensed as incurred. The Company capitalizes direct costs related to application development activities that are probable to result in additional functionality. Capitalized costs are amortized on a straight-line basis over two years, which best represents the pattern of the software’s useful life. The Company tests for impairment whenever events or changes in circumstances that could impact recoverability occur. There were no impairments recorded for the years ended December 31, 2021 and 2020.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets when events or changes in circumstances indicate their carrying value may not be recoverable. Such events or changes in circumstances may include: a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses recoverability of a long-lived asset by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining lives. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, measured as the amount by which the carrying amount exceeds estimated fair value. An impairment loss is charged to operations in the period in which management determines such impairment. There were no impairments recorded for the years ended December 31, 2021 and 2020.

Goodwill

Goodwill represents the fair value of acquired businesses in excess of the fair value of the individually identified net assets acquired. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. Impairment exists when the carrying amount, including goodwill, of the reporting unit exceeds its fair value, resulting in an impairment charge for this excess (not to exceed the carrying amount of the goodwill). The Company has historically performed its goodwill impairment test annually as of December 31 and in the interim if a triggering event occurs. During the fourth quarter of 2021, the Company established the date of its annual goodwill impairment test be to October 31. The Company believes that performing the test annually as of October 31 will alleviate the information and resource constraints that historically existed related to that date and will more closely align with the timing of related forecasts, reports and analysis. The Company believes that the resulting change in the accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. The Company prospectively applied the change in the annual goodwill impairment assessment date beginning October 31, 2021. For purposes of the goodwill impairment test, the Company has determined the business operates in one reporting unit.

In testing goodwill for impairment, the Company has the option to begin with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, including changes in our management, strategy and primary user base.

If the Company elects to bypass qualitatively assessing goodwill, or it is not more likely than not that the fair value of the reporting unit exceeds its carrying value, management estimates the fair value of the reporting unit and compares it to the carrying value. The estimated fair value of the reporting unit is established using an income approach based on a discounted cash flow model that includes significant assumptions about the future operating results and cash flows of the reporting unit, and a market approach which compares the reporting unit to comparable companies in our industry. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows.

The impairment is recorded within operating expenses in the Consolidated Statements of Operations in the period the determination is made.

Revenue

The Company generates revenue by using its proprietary machine learning-powered technology platform to execute targeted digital advertising campaigns, offering advanced predictive targeting solutions across different customer industry verticals and consumer screens (desktop, mobile, and connected TV ("CTV")), including customized targeting, measurement and analytical services to address unique advertiser challenges. The Company’s customers consist of clients working directly with the Company and advertising agencies working on behalf of its customers. The Company accounts for revenue in accordance with Accounting Standards Update ("ASU") 2014-09 (Topic 606), Revenue from Contracts with Customers (“ASC 606”). (Refer to Note 4 — Revenue Recognition).

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

Expenses

The Company classifies its Operating expenses into the following four categories. Each expense category includes overhead, including depreciation, amortization, rent and related occupancy costs, which is allocated based on headcount.

Platform Operations

Platform operations consists of the cost of revenue including advertising inventory, third party inventory validation and measurement, ad-serving, ad-verification, research and data (collectively referred to as ‘traffic acquisition costs’ or TAC), amortization expense related to capitalized software, depreciation expense, allocated costs of the Company’s personnel which set up and monitor campaign performance and platform hosting, license, and maintenance costs. Allocated overhead costs were $1,125 and $1,201 for the years ended December 31, 2021 and 2020, respectively.

Sales and Marketing

Sales and marketing expenses consist of compensation and commission costs of the sales and related support teams, as well as travel, trade show, and other marketing related costs. Advertising costs are charged to operations when incurred. Total advertising costs amounted to $343 and $149 for the years ended December 31, 2021 and 2020, respectively. Allocated overhead costs were $1,909 and $2,257 for the years ended December 31, 2021 and 2020, respectively.

Technology and Development

Technology and development costs include costs to maintain and develop the Company’s technology platform. Costs incurred for research and product development are expensed as incurred and include salaries, taxes and benefits, contracting, and travel expenses related to research and development. Allocated overhead costs were $666 and $801 for the years ended December 31, 2021 and 2020, respectively.

General and Administrative Expense

General and administrative expenses include compensation for executive and administrative personnel, professional service fees, insurance, supplies, and other fixed costs. Allocated overhead costs were $251 and $298 for the years ended December 31, 2021 and 2020, respectively.

Rent Expense

Rent expense is recognized on a straight-line basis over the term of the lease, with the difference between the cash rent expense and straight-line expense recorded as deferred rent. (Refer to Note 21 — Commitments and Contingencies, for discussion of the Company’s commitments under operating leases.)

Equity-based Compensation

Compensation expense related to employee equity-based awards is measured and recognized in the Consolidated Financial Statements based on the fair value of the awards granted. The Company granted awards to employees that vest based solely on continued service, or service conditions, and awards that vest based on the achievement of performance targets, or performance conditions. The fair value of each option award containing service and/or performance conditions is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of restricted stock units (“RSUs”) containing service and/or performance conditions is estimated on the grant date using the fair value of the Company’s Common Stock. For service condition awards, equity-based compensation expense is recognized on a straight-line basis over the requisite service periods of the awards. For performance condition awards, equity-based compensation expense is recognized using a graded vesting model over the requisite service period of the awards. Forfeitures are recorded as they occur. (Refer to Note 14 — Equity-Based Compensation Expense)

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

Debt Issuance Cost

Deferred issuance costs relate to the Company’s debt instruments, the short-term and long-term portions are reflected as a deduction from the carrying amount of the related debt. The debt issuance costs are amortized using the straight-line method over the term of the related debt instrument which approximates the effective interest method. Debt issuance costs incurred with line-of-credit arrangements are recorded as Other assets on our consolidated balance sheets and amortized over the term of the arrangement. Debt may be considered extinguished when it has been modified and the terms of the new debt instruments and old debt instruments are “substantially different” (as defined in the debt modification guidance in ASC Topic 470-50, Debt — Modifications and Extinguishments (“ASC 470-50”)).

Income Taxes

Income tax expense includes federal, state, and foreign taxes and is based on reported income before income taxes. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are anticipated to be settled or realized.

The Company regularly reviews its deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies.

The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from uncertain tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. Interest related to uncertain tax positions is recognized as part of the provision for income taxes and is accrued beginning in the period that such interest would be applicable under relevant tax law until such time that the related tax benefits are recognized. The Company is required to file tax returns in the U.S. federal jurisdiction, various states, and in Canada. The Company’s policy is to recognize interest and penalties related to uncertain tax benefits (if any) in the tax provision.

Contingencies

A liability is contingent if the amount is not presently known but may become known in the future as a result of the occurrence of some uncertain future event. The Company accrues a liability for an estimated loss if it is determined that the potential loss is probable of occurring and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable, and accruals are based only on the information available to our management at the time the judgment is made. The Company expenses legal costs, including those legal costs incurred in connection with a loss contingency, as incurred.

Seller’s Earn-Out

Accounting for the Seller’s Earn-Out to Legacy AdTheorent equity holders and vested Exchanged Option holders as of Close

The Seller’s Earn-Out, as defined in Note 3 — Business Combination, can be settled in cash or shares at the discretion of the Company. The contingent issuance of the Seller’s Earn-Out consideration to Legacy AdTheorent equity holders and vested Exchanged Option holders as of Close, on a pro rata ownership basis, would be accounted for as an equity transaction if the Seller’s Earn-Out Target is met. The Company determined that the contingent obligation to Legacy AdTheorent equity holders and vested Exchanged Option holders as of Close is not indexed to the Company's stock under ASC 815-40 and therefore equity treatment is precluded. As such the Seller's Earn-Out to Legacy AdTheorent equity holders and vested Exchanged Option holders as of Close will be fair valued at each reporting period and liability classified, with any changes in fair value being recorded in the Consolidated Statements of Operations. See Note 16 – Seller’s Earn-Out for further details.

Accounting for the Seller’s Earn-Out to Exchanged Option and Exchanged Unit holders as of Close

The grant of the Seller’s Earn-Out to holders of the unvested Exchanged Option or Exchanged Unit’s as of Close was determined by the Company to be a compensatory award and accounted for under ASC 718, Share-based Compensation. The

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

payment of the Seller's Earn-Out is contingent on continued employment. Under this guidance, the award is measured at fair value at the grant date. The Company determined the expense will be recognized over the longer of the derived requisite service period or remaining time-based vesting period on the underlying unvested Exchanged Option or Exchanged Unit. The Seller's Earn-Out target for employees underlying the stock option are equity-classified so periodic expense is based on the fair value of the award as of the grant date.

The Seller's Earn-Out to unvested Exchanged Option and Exchanged Unit holders as of Close is subject to a last man standing arrangement, whereby if an unvested Exchanged Option or Exchanged Unit holder forfeits their respective award, the total Seller’s Earn-Out is reallocated among the Legacy AdTheorent equity holders, vested Exchanged Option holders as of Close and the remaining unvested Exchanged Option and Exchanged Unit holders. The Company determined they would account for a forfeiture of an unvested Exchanged Option and Exchanged Unit as a forfeiture of the Seller's Earn-Out award by one unvested Exchanged Option and Exchanged Unit and regrant of options to the other unvested Exchanged Option and Exchanged Unit holders. See Note 16 – Seller’s Earn-Out for further details.

Public and Private Placement Warrants

The Company classifies the Public and Private Placement Warrants as liabilities on the Consolidated Balance Sheet as these instruments are precluded from being indexed to the Company’s Common Stock given the terms allow for inputs outside of a fixed-for-fixed option pricing model and therefore does not meet the scope of the fixed-for-fixed exception in ASC 815, Derivatives and Hedging.

The Public and Private Placement Warrants were initially recorded at fair value on the date of the Business Combination and are subsequently adjusted to fair value at each subsequent reporting date. Changes in the fair value of these instruments are recognized within change in fair value of Warrants in the Consolidated Statements of Operations.

Emerging Growth Company

From time to time, new accounting pronouncements, or Accounting Standard Updates (“ASU”) are issued by the FASB, or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

The Company is an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. This means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company has the option to adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and can do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company has elected to use the extended transition period for complying with new or revised accounting standards unless the Company otherwise early adopts select standards.”

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

ASU No. 2020-06, Debt — Debt with Conversion and Other Options and Derivatives and Hedging — Contracts in Entities Own Equity (Topics 470 and 815)

In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entities Own Equity (Subtopic 815-40). This ASU simplifies accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that require separating embedded conversion features from convertible instruments. The guidance is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021. The Company early adopted this standard effective January 1, 2021 and the adoption did not have a material effect on the Consolidated Financial Statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. This guidance was effective for the Company’s annual reporting period beginning after December 15, 2020. The Company adopted this ASU prospectively on January 1, 2021, and the adoption of this ASU did not have a material impact on the Consolidated Financial Statements.

Accounting Pronouncements Issued Not Yet Adopted

ASU No. 2020-04, Reference Rate Reform (Topic 848)

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), subsequently clarified in January 2021 by ASU No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). The main provisions of this update provide optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The guidance in ASU 2020-04 and ASU 2021-01 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. The Company is currently evaluating the new guidance to determine the impact ASU 2020-04 and ASU 2021-01 will have on the Consolidated Financial Statements.

ASU No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (Topic 740)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”), which is part of the FASB’s overall simplification initiative to reduce the costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 simplifies accounting guidance for intra-period allocations, deferred tax liabilities, year-to-date losses in interim periods, franchise taxes, step-up in tax basis of goodwill, separate entity financial statements, and interim recognition of tax laws or rate changes. ASU 2019-12 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact it will have on our Consolidated Financial Statements.

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. ASU 2016-13, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact it will have on the Consolidated Financial Statements.

ASU No. 2016-02, Leases (Topic 842)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 supersedes the previous leases standard, ASC 840, Leases. ASU 2016-02, as subsequently amended for various technical issues, is effective for emerging growth companies

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2022.

In issuing ASU No. 2018-11, the FASB is permitting another transition method for ASU 2016-02, which allows the transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt this transition method on January 1, 2022. The Company also elected certain available practical expedients on adoption. As of December 31, 2021, operating leases are off-balance sheet, however Topic ASC 842 reflects operating leases with terms greater than one year on the balance sheet as both a right-of-use asset and a liability for the obligation to make lease payments, similar to the accounting for capital leases under current guidance. The amounts to be recorded on the balance sheet are based upon the present value of future lease payments, which are based upon discount rates which will be determined using the incremental borrowing rate.

The adoption of ASC 842 will result in the recognition of a new right-of-use assets and lease liabilities on the balance sheet for all operating leases. As a result of the Company’s adoption on January 1, 2022, the Company anticipates the recognition of an operating right-of-use asset of approximately $6,500, along with associated operating lease liabilities of $8,400.

3.
BUSINESS COMBINATION

As previously detailed in Note 1 – Description of the Business. On December 22, 2021, the Company consummated the Business Combination with Legacy AdTheorent pursuant to the Business Combination Agreement, dated as of July 27, 2021.

Legacy AdTheorent was deemed to be the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in ASC 805. While the Company was the legal acquirer in the Business Combination, because Legacy AdTheorent was deemed the accounting acquirer, the historical financial statements of Legacy AdTheorent became the historical financial statements of the combined company, upon the consummation of the Business Combination. Accordingly, the Business Combination will be treated as the equivalent of Legacy AdTheorent issuing stock for the net assets of the Company, accompanied by a Reverse Recapitalization whereby the net assets of the Company will be stated at historical cost and no goodwill or other intangible assets are recorded. Operations prior to the Business Combination will be those of Legacy AdTheorent, as the predecessor entity.

PIPE

Concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements (each, a “Subscription Agreement”) with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the PIPE Investors, immediately prior to the Closing, an aggregate of 12,150,000 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), of the Company (the “PIPE Shares”), for a purchase price of $10.00 per share, representing aggregate gross proceeds of $121,500 (the “PIPE Financing”). Pursuant to the Subscription Agreements, the Company gave certain registration rights to the PIPE Investors with respect to the PIPE Shares. The sale of the PIPE Shares was consummated concurrently with the Closing.

MCAP Shares Conversion

Pursuant to the Company’s prior amended and restated certificate of incorporation, each issued and outstanding share of Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock”), converted into one share of Class A Common Stock, at the Closing. After the Closing and following the effectiveness of the Company’s second amended and restated certificate of incorporation (“Certificate of Incorporation”), each share of Class A Common Stock was automatically reclassified, redesignated and changed into one validly issued, fully paid and non-assessable share of Common Stock, without any further action by the Company or any stockholder. This conversion resulted in 13,711,471 shares of the Company’s Common Stock being held by MCAP shareholders immediately following the Closing of the Business Combination.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

MCAP Warrants Conversion and Escrow Warrants

On the Closing Date, the Company’s 5,432,237 Private Placement Warrants and 10,541,667 Public Warrants exercisable into Class A Common Stock were converted into an equal number of Warrants for the Company’s Common Stock with the same terms.

Of the 5,432,237 Private Placement Warrants, 551,096 warrants are held in escrow subject to earn-out targets (“Escrow Warrants”). The Escrow Warrants will be released if the volume-weighted average price (“VWAP”) of the Company’s Common Stock equals or exceeds $14.00 per share for any 20 trading days within any consecutive 30 trading day period on or before the 3rd anniversary of the Business Combination closing. See Note 17 – Warrants for further details.

Sponsor Earn-Out Escrow Shares

At the Closing of the Business Combination, and in accordance with the Sponsor Support Agreement, MCAP deposited (a) 598,875 shares (the “Escrow Shares”) of the Company’s Common Stock with an escrow agent. The escrow agent shall hold 299,438 of the Escrow Shares (the “First Level Escrow Shares”) until the earlier to occur of (a) the date on which the VWAP of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for 20 trading days within a period of 30 consecutive trading days following the date hereof or (b) three years after the Business Combination Close. The escrow agent shall hold 299,437 of the Escrow Shares (the “Second Level Escrow Shares”) until the earlier to occur of (a) the date on which the VWAP of the Company’s Common Stock equals or exceeds $13.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for 20 trading days within a period of 30 consecutive trading days following the date hereof or (b) three years after the Business Combination Close.

Prior to the contingency achievement, the Escrow Shares will be classified as equity under ASC Topic 815, Derivatives and Hedging, (“Topic 815”). Paragraph ASC 815-10-15-74(a) states that a reporting entity shall not consider contracts that are both (a) indexed to an entity’s own stock and (b) classified in stockholder’s equity in its statement of financial position to be derivative instruments. The Company evaluated the Escrow Shares and found they met the scope exception under ASC 815.

The fair value at initial measurement of the First Level Escrow Shares and Second Level Escrow Shares is $8.16 and $7.65 per share, respectively, and is recorded within Additional Paid in Capital in the Consolidated Balances Sheets.

Legacy AdTheorent Units and Equity Award Conversion

In connection with the Closing of the Business Combination, each Class A, Class B, and Class C units of Legacy AdTheorent then issued and outstanding were automatically cancelled, extinguished, and exchanged (using the applicable Exchange Ratio) for issued shares of the Company’s Common Stock. This exchange resulted in 59,882,523 shares of the Company’s Common Stock being held by Legacy AdTheorent unit holders immediately following the Close of the Business Combination.

Additionally, each stock option and Restricted Incentive Unit of Legacy AdTheorent was cancelled and exchanged using the applicable Exchange Ratio. See Note 14 –Equity-Based Compensation for further details.

Legacy AdTheroent Equity Holders Cash Consideration

Pursuant to the terms of the Business Combination, Legacy AdTheorent equity holders were paid cash consideration of $81,065 as part of the total transaction consideration. The remaining transaction consideration was paid to Legacy AdTheorent equity holders in the form of shares of the Company’s Common Stock as detailed above.

Debt

In connection with the Business Combination, the Company entered into a new revolving credit facility. The proceeds from this new debt were used to pay off the Company’s existing indebtedness. See Note 11 – Debt for further details.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

Seller’s Earn-Out

In accordance with the Business Combination Agreement, if, at any time during the period following the closing of the Business Combination and expiring on the third anniversary of that date, (i) the VWAP of the Company’s Common Stock shall be greater than or equal to $14.00 per share for any 20 trading days within a period 30 consecutive trading days or (ii) the Company completes a liquidation, merger, stock exchange, reorganization or similar transaction that results in all stockholders having the right to exchange their shares of the Company for cash, securities or other property pursuant to which the valuation of such shares of the Company equals or exceeds $14.00 per share (the “Seller’s Earn-Out Target”), then within 10 business days following the achievement of the Seller’s Earn-Out Target, the Company shall pay or issue, as applicable, to the equity holders of the Company prior to the close of the transaction and holders of the Exchanged Option or Exchanged Unit’s an aggregate amount equal to $95,000 (the “Seller’s Earn-Out”), at the sole and absolute discretion of the Company Board, in the form of (1) the issuance of validly issued, fully-paid and nonassessable shares of the Company valued at $14.00 per share (6,785,714 shares), (2) a payment in cash or (3) a combination of (1) and (2) (the “Seller’s Earn-Out Consideration”); provided, however, that (x) no Seller’s Earn-Out Consideration will be paid with respect to unvested Exchanged Options or Exchanged Units that expired or terminated prior to the date the Company pays the Seller's Earn-Out Consideration and (y) with respect to outstanding Exchanged Options and Exchanged Units that are unvested as of the date the Company pays the Seller’s Earn-Out Consideration, the Company shall pay the Seller’s Earn-Out Consideration to the applicable holder of an Exchanged Option and Exchanged Units within 30 days following the date on which the unvested Exchanged Option and Exchanged Unit vests, subject to the holder’s continued employment or service through such vesting date. See Note 16 – Seller’s Earn-Out for further details.

Immediately after giving effect to the Business Combination, there were 85,743,994 shares of Common Stock issued and outstanding and warrants to purchase 15,973,904 shares of Common Stock issued and outstanding.

The Company incurred underwriters’ fees in connection with its initial public offering, which were deferred and payable from the amounts held in the trust account upon completion of the Business Combination. Upon the Closing of the Business Combination the $11,069 in deferred underwriters’ fees were paid from proceeds received at Closing.

During the year ended December 31, 2021, the Company and Legacy AdTheorent incurred offering costs of $14,226 and $7,992, respectively, related to third-party legal, accounting and other professional services to consummate the Business Combination. The offering costs of the accounting acquirer, Legacy AdTheorent, were allocated between paid-in capital and earnings. Offering costs of $1,919 were allocated as part of the issuance of the Common Stock and were treated as a reduction of the proceeds raised and were netted against paid-in capital in the Company’s Consolidated Balance Sheets. Offering costs of $6,073 were allocated as part of the liability-classified Seller’s Earn-Out and Warrant liability and were expensed and recorded as General and administrative expense in the Consolidated Statement of Operations.

Additionally, in connection with the Closing of the Business Combination, Legacy AdTheorent management received $5,000 in management bonuses, which were paid out prior to the Closing. The payment of the management bonus is recorded as General and administrative expense in the Consolidated Statement of Operations.

4.
REVENUE RECOGNITION

ASC 606, Revenue from Contracts with Customers

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company measures revenue based on the consideration specified in the customer arrangement, and revenue is recognized when the performance obligations in the customer arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service or product to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the following steps (i) identification of contracts with customers; (ii) identification of performance obligations; (iii) determination of the transaction price; (iv) allocation of the transaction price to performance obligations; and (v) recognition of revenue when or as the Company satisfies each performance obligation.

Typical payment terms are between net 30 and net 60 days.

Media Services Revenue

The Company generates Managed Programmatic and Direct Access (collectively “Media Services”) revenue by using its proprietary machine learning-powered technology platform to execute targeted digital advertising campaigns, offering advanced predictive targeting solutions across different customer industry verticals and consumer screens (desktop, mobile, and CTV), including customized targeting, measurement and analytical services to address unique advertiser challenges. The Company’s customers consist of brands working directly with the Company and advertising agencies working on behalf of its customers.

Managed Programmatic Revenue

For its Managed Programmatic revenue, the Company negotiates Insertion Orders (“IOs”) with the advertising agency or brand, which specifies the material terms of the campaign. IOs are subject to cancellation by the client, usually with no penalty, for the unfilled portion of the IO. The Company’s performance obligation is to deliver digital advertisements in accordance with the terms of the IO. The Company has concluded that this constitutes a single performance obligation for financial reporting purposes and that such obligation is recognized over the time, using the output method, for which the Company is transferring value to the customer through delivered advertising units.

The Company’s contracts with a customer may convey a right to discounted or free of charge impressions. The Company determines whether rights to discounted future impressions provide a material right to the customer and revenue related to such material right should be deferred to the period when such right to discount expires or is exercised by the customer. For periods presented, the Company did not identify material rights related to such discounts.

Managed Programmatic revenue is recorded on a gross basis. The Company is responsible for fulfilling advertising delivery, including optimization and reporting, establishes the selling price for the delivery, and the Company performs billing and collections, including ultimately retaining credit risk. The Company has therefore determined that it serves as a principal and that gross presentation of revenue is appropriate.

Direct Access Revenue

Direct Access customers access the Company’s platform directly and manage all aspects of their advertising campaigns. The Company provides advertiser and marketer customers direct access to the platform so that they can execute and manage advertising campaigns. Advertising Services Agreements with customers specify the pricing framework, which typically involves a percentage of customer spend and additional fees applicable to various data science model deployments and uses as applicable to a given campaign. Additional services can be procured on a per-service pricing basis. Platform fee revenue is recognized, on an over time basis, when the customer makes a purchase thru the platform during the month. The Company’s performance obligation is to provide the use of the platform to customers. The Company is not primarily responsible for the purchase of advertising inventory, third party data, and other related expenses. Revenue for customers working with the Company on this basis are recorded net of the amount incurred and payable to suppliers for the cost of advertising inventory, third party data and other add-on features, as the Company does not control the purchase nor have pricing discretion with regard to these items. The Company has therefore determined that it serves as an agent and that net presentation of revenue is appropriate. The Company bills clients for their purchases through its platform and the associated platform fees.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

A customer cannot take possession of the software platform, nor is it feasible or currently an available option for a customer to contract with a third party to host the software or for a customer to host the software.

Fees are entirely variable, and revenue is recognized in the period the Company has the contractual right to the fee.

This offering is new to the market and not yet material to the Company from a financial reporting perspective.

Accounting Policy Elections and Practical Expedients

The Company has elected to exclude from the measurement of the transaction price all taxes (e.g., sales, use, value-added) assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes.

The Company used the practical expedient and expenses the costs to obtain or fulfill a contract as incurred because the amortization period of the asset that the Company otherwise would have recognized is one year or less. Therefore, there were no contract cost assets recognized as of December 31, 2021 or 2020.

The Company has elected not to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period for performance obligations with a remaining performance obligation that is part of a contract that has an original expected duration of one year or less.

Contract Balances

Contract assets and contract liabilities related to the Company’s revenue streams were not significant to these Consolidated Financial Statements.

Receivables related to revenue from contracts with customers are described in Note 5 — Accounts Receivable, Net.

5.
ACCOUNTS RECEIVABLE, Net

Accounts receivable, net consisted of the following:

	As of December 31,
	2021	2020
Accounts receivables	56,180	$47,132
Other receivables	121	340
	56,301	47,472
Less: allowance for doubtful accounts	(365)	(457)
Accounts receivable, net	55,936	$47,015

The provision for bad debt on accounts receivable was $15 and $159 for the years ended December 31, 2021 and 2020, respectively.

The following table presents changes in the allowance for doubtful accounts:

	Year Ended December 31,
	2021	2020
Beginning balance	$457	$376
Reserve for doubtful accounts	217	216
Write-offs, net of recoveries	(309)	(135)
Ending balance	$365	$457

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

6.
PREPAID EXPENSES

Prepaid expenses consisted of the following:

	As of December 31,
	2021	2020
Income taxes	$2,683	$—
Software	747	561
Other	371	430
Total	$3,801	$991

7.
PROPERTY AND EQUIPMENT, Net

Property and Equipment, net consisted of the following:

	As of December 31,
	2021	2020
Computers and equipment	$798	$659
Less: accumulated depreciation	(389)	(333)
Total	$409	$326

Depreciation expense on Property and Equipment was $148 and $146 for the years ended December 31, 2021 and 2020, respectively.

8.
INTANGIBLE ASSETS, Net

Intangible assets, net consisted of the following:

		As of December 31, 2021
	Remaining Weighted Average Useful Life (in years)	Gross amount	Accumulated amortization	Net carrying amount
Software	1.0	$9,124	$(8,653)	$471
Capitalized software costs	1.0	7,366	(5,335)	2,031
Customer relationships	2.0	31,726	(22,740)	8,986
Trademarks/tradename	5.0	10,240	(5,134)	5,106
Total		$58,456	$(41,862)	$16,594

		As of December 31, 2020
	Remaining Weighted Average Useful Life (in years)	Gross amount	Accumulated amortization	Net carrying amount
Software	2.0	$9,124	$(8,138)	$986
Capitalized software costs	1.4	5,275	(3,334)	1,941
Customer relationships	3.0	31,726	(18,227)	13,499
Trademarks/tradename	6.0	10,243	(4,115)	6,128
Non-compete agreements	1.0	1,519	(1,223)	296
Total		$57,887	$(35,037)	$22,850

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

Amortization expense was included in the Company’s Consolidated Statements of Operations as follows:

	Year ended December 31,
	2021	2020
Platform operations	$2,001	$1,720
Sales and marketing	5,480	5,489
Technology and development	558	465
General and administrative	306	314
Total	$8,345	$7,988

Amortization expense for Capitalized software costs for the year ended December 31, 2021 and 2020 was $2,001 and $1,635, respectively.

The following is a schedule for the next five years of future amortization of intangible assets:

Year ended December 31,
2022	$7,533
2023	5,996
2024	1,021
2025	1,020
2026	1,016
Thereafter	8

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events. The Company expenses the costs incurred to renew or extend the term of intangible assets.

9.
GOODWILL

The Company is a single reporting unit. The goodwill balance at December 31, 2021 and 2020 was $35,778.

Based on a qualitative assessment performed as of October 31, 2021 and a quantitative test performed as of December 31, 2020, the Company determined it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment in either year.

10.
ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of December 31,
	2021	2020
Campaign costs	$2,718	$1,589
Professional fees	648	4
Sales and use taxes	233	190
Deferred revenue	207	42
Income taxes	13	3,878
Other	845	296
Total	$4,664	$5,999

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

11.
DEBT

Silicon Valley Bank Revolver

On September 21, 2017, Legacy AdTheorent entered into a Loan and Security agreement (“Loan and Security Agreement”) with Silicon Valley Bank (“SVB”). The Loan and Security Agreement consisted of a revolving line of up to $8,000 (“SVB Revolver”) and letters of credit up to $2,775 (“Letters of Credit”) (Refer to Note 21 — Commitments and Contingencies). Under the original terms, before subsequent amendments, the SVB Revolver matured on September 21, 2019. The SVB Revolver is available on demand and accrues interest at Prime (as defined in the Loan and Security Agreement) plus 2.5% and interest shall be payable monthly. The borrowing base of the SVB Revolver is 80.0% of the Company’s eligible accounts receivable. Upon expiration, all outstanding principal and interest are due. The collections of the Company’s accounts receivable are applied to the outstanding loan balance daily.

Since the inception of the Loan and Security Agreement, Legacy AdTheorent has entered into several amendments, primarily to extend the term of the agreement. On October 23, 2020, the Company entered into the sixth amendment to the Loan and Security Agreement. This amendment extended the previously amended maturity date of July 31, 2020 to July 31, 2021. The interest rate definition was also amended to accrue at a floating per annum rate equal to the greater of (a) 2.50% above the Prime Rate and (b) 3.25%; provided, however, during a Streamline Period, the principal amount outstanding under the SVB Revolver shall accrue interest at a floating per annum rate equal to the greater of (x) 1.50% above the Prime Rate and (y) 3.25%.

On July 27, 2021, the seventh amendment was executed which extended the previously amended maturity date of July 31, 2021 to November 30, 2021. Additionally, an amendment fee in the amount of $4 was charged by SVB to Legacy AdTheorent in connection with the amendment. Legacy AdTheorent accounted for the extension of the maturity date as a modification of the debt instrument.

On December 22, 2021, the Company entered into a senior secured credit facilities credit agreement (the “Senior Secured Agreement”) with SVB. The Senior Secured Agreement allows for the Company to borrow up to $40,000 in a revolving credit facility ("Revolving Credit Facility"), including a $10,000 sub-limit for letters of credit and a swing line sub-limit of $10,000. The Revolving Credit Facility commitment termination date is December 22, 2026 and, as such, the Company's debt obligation has been presented as a long-term liability. The Company accounted for the Senior Secured Agreement as a debt modification and the financing fees incurred were immaterial to the financial statements.

In accordance with the Senior Secured Agreement there are two types of revolving loan, either a Secured Overnight Financing Rate Loan (“SOFR Loan”) loan or an ABR Alternate Base Rate Loan (“ABR Loan”). The revolving loans may from time to time be SOFR Loans or ABR Loans, as determined by the Company. Interest shall be payable quarterly based on the type of loan.

a)
Each SOFR Loan bears interest for each day at a rate per annum equal to Adjusted Term SOFR, as defined in the Senior Secured Agreement, plus the Applicable Margin, as defined in the Senior Secured Agreement. The Applicable Margin can vary between 2.00% and 2.50% based on the leverage ratio of the Company.
b)
Each ABR Loan (including any swingline loan) bears interest at a rate per annum equal to the highest of the Prime Rate in effect on such day, the Federal Funds Effective Rate in effect on such day plus 0.50%, and the Adjusted Term SOFR, as defined in the Senior Secured Agreement, for a one-month tenor in effect on such day plus 1.00% (“ABR”); plus the Applicable Margin, as defined in the Senior Secured Agreement. The Applicable Margin can vary between 1.00% and 1.50% based on the leverage ratio of the Company.

In addition, the Senior Secured Agreement has a commitment fee in relation to the non-use of available funds ranging from 0.25% to 0.35% per annum based on the leverage ratio of the Company.

The Company’s borrowings under the Revolving Credit Facility as of December 31, 2021 consist of ABR loans.

All obligations under the Senior Secured Agreement are secured by a first priority lien on substantially all assets of the Company.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

The Company is subject to customary representations, warranties, and covenants. The Senior Secured Agreement requires that the Company meet certain financial and non-financial covenants which include, but are not limited to, (i) delivering audited consolidated financial statements to the lender within 90 days after year-end commencing with the fiscal year ending December 31, 2022 financial statements, (ii) delivering unaudited quarterly consolidated financial statements within 45 days after each fiscal quarter, commencing with the quarterly period ending on March 31, 2022 and (iii) maintaining certain leverage ratios and liquidity coverage ratios. As of December 31, 2021, the Company was in full compliance with the terms of the Senior Secured Agreement.

The Company incurred $277 of deferred financing fees associated with the Senior Secured Agreement. The deferred financing fees were capitalized and recorded in Other assets on the Consolidated Balance Sheets. The deferred financing fees are being amortized using the straight-line method over the term of the Senior Secured Agreement. As of December 31, 2021, the Company had one letter of credit for approximately $983 the remainder of $39,017 was drawn on the revolving credit facility. The total amount drawn as of December 31, 2021 was repaid in January 2022.

2016 Credit Agreement

On December 22, 2016, Legacy AdTheorent entered into a credit agreement (“2016 Credit Agreement”) with various financial institutions (“Lenders”), including Monroe Capital, LLC. MCAP and several of MCAP's officers and directors are affiliated with Monroe Capital, LLC. The Credit Agreement consisted of a $48,500 term loan and revolving loans in aggregate principal amount of $5,000 (collectively, the “Facility”). The Facility was interest bearing at a rate equal to the greater of 0.5% or the one-month London Inter-bank Offered Rate (“LIBOR”), plus 8.5%, per annum.

Legacy AdTheorent entered into five separate amendments to the 2016 Credit Agreement subsequent to the date of the 2016 Credit Agreement. These amendments did not result in a change to the principal amount, terms or interest rate of the Facility.

The Company incurred debt issuance costs of $1,220 which are presented in the consolidated balance sheets. For the years ended December 31, 2021 and 2020, the Company amortized $155 and $220, respectively. The effective rate of interest associated with this loan was 10.6% for the years ended December 31, 2021 and 2020.

The Facility matured on December 22, 2021 and the Company paid off the remaining outstanding balance on such date in connection with the Business Combination. Deferred financing fees were fully amortized as of the maturity date, December 22, 2021.

Debt consists of the following as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
(amounts in US Dollars)	(in thousands)
Revolving Credit Facility	$39,017	$—
Term loan	—	26,187
Total debt	39,017	26,187
Less: Deferred financing fees	—	(155)
	39,017	26,032
Less: Current portion	—	(26,032)
Total non-current debt, net of deferred financing fees	$39,017	$—

12.
SAFE NOTES

Effective as of March 1, 2020, the Company effectuated a contribution of its SymetryML department into a new subsidiary, SymetryML, Inc. (“Symetry’). During the year ended December 31, 2021 and December 31, 2020, the Company raised $1,700 and $1,250, respectively, to fund Symetry operations, by entering into Simple Agreement for Future Equity Notes (“SAFE Note”) with several parties. The SAFE Notes resulted in cash proceeds to the Company in exchange for the

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

right to stock of SymetryML, Inc, a subsidiary of the Company, or cash at a future date in the occurrence of certain events, as follows:

If there is an equity financing transaction, where the Company issues and sells capital units of SymetryML, Inc, at a fixed pre-money valuation and with an aggregate investment amount of a defined threshold, before the expiration or termination of the SAFE Note, the Company will automatically issue a number of new units equal to the purchase price of the SAFE Note, as defined in the SAFE agreement, divided by either: (1) the price per new unit equal to the quotient obtained by dividing (i) $10,000 by (ii) the company capitalization as of immediately prior to the transaction; or (2) the product of the price per new units sold in the transaction multiplied by 80%, whichever calculation results in a greater number of new units.

If there is a liquidity event, as defined in the SAFE Notes, before the expiration or termination of the SAFE Notes, the investor will, at its option, either receive a cash payment equal to the purchase price of the note; or automatically receive from the Company a number of units of capital units equal to the purchase price of the note divided by the price per unit of capital unit equal to 80% multiplied by the quotient obtained by dividing (i) $10,000 by (ii) the company capitalization as of immediately prior to the liquidity event, if the investor fails to select the cash option.

In a dissolution event, as defined in the SAFE Notes, the Company will pay the investors an amount equal to the purchase price of the SAFE Note, due and payable immediately prior to the consummation of the dissolution event.

The SAFE Notes were classified as marked-to-market liabilities pursuant to ASC 480, Distinguishing Liabilities from Equity. The carrying value of the SAFE Notes were determined to materially approximate fair value.

13.
INCOME TAXES

For the years ended December 30, 2021 and 2020, the Company recorded a provision for income taxes of $3,360 and $2,780, respectively. The effective income tax rates (“ETR”) for the years ended December 31, 2021 and 2020 were 11.71% and 29.35%, respectively.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. As of December 31, 2021, management has recorded a valuation allowance on certain deferred tax assets where management believes that after considering all of the available evidence, The Company has determined that these deferred tax assets will not be realized. The valuation allowance increased by $256 from December 31, 2020.

The components of income (loss) from operations before income taxes consist of the following for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Domestic	$28,276	$9,946
Foreign	503	(471)
Income from operations before income taxes	$28,779	$9,475

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

Components of the provision for income taxes consist of the following for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Current provision (benefit):
Federal	$3,908	$3,465
State and local	2,325	1,643
Foreign	18	(11)
Total current provision	6,251	5,097
Deferred benefit:
Federal	(2,054)	(1,614)
State and local	(837)	(703)
Foreign	—	—
Total deferred benefit	(2,891)	(2,317)
Provision for income taxes	$3,360	$2,780

Reconciliation of the federal statutory rate to the Company’s effective tax rate is the following for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Federal income tax rate	21.00%	21.00%
State and local taxes, net of federal benefit	5.22%	7.68%
Foreign rate differential	0.10%	-0.27%
Unrealized gain on Seller's Earn-Out and warrants valuation	-22.06%	0.00%
Non-deductible transaction costs	3.95%	0.00%
Permanent items	2.00%	1.18%
Research and development credits	-1.27%	-2.96%
Equity option forfeitures	0.05%	1.38%
Write-off of 162(m) limited stock options	3.29%	0.00%
Change in valuation allowance	0.64%	1.20%
State FIN 48	-1.12%	0.14%
Other	-0.09%	0.00%
Effective tax rate	11.71%	29.35%

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

The tax effects of significant temporary differences that comprise deferred tax assets and liabilities were as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Deferred tax assets:
Accrued expenses	$364	$598
Capitalized costs	3,321	—
Deferred rent	540	505
Investments	—	30
Net operating losses	677	353
Reserves	173	178
Equity-based compensation	770	389
Uncertain Tax Positions	—	86
Deferred tax assets	5,845	2,139
Valuation Allowance	(370)	(114)
Net deferred tax asset	5,475	2,025
Deferred tax liabilities:
Property & equipment	(770)	(315)
Intangible assets	(4,271)	(6,230)
Deferred tax liabilities	(5,041)	(6,545)
Deferred tax asset (liability)	$434	$(4,520)

As of December 31, 2021, the Company has U.S Federal net operating losses of $2,592, U.S. state net operating loss carryforwards of $2,585, both of which may be subject to a Section 382 limitation. U.S. Federal net operating losses do not expire, U.S. State net operating losses will begin to expire in 2040, and Canadian net operating losses will begin to expire in 2040.

As tax law is complex and often subject to varied interpretations, it is uncertain whether some of our tax positions will be sustained upon examination. Tax liabilities associated with uncertain tax positions represent unrecognized tax benefits, which arise when the estimated benefit recorded in our financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above.

	Year Ended December 31,
	2021	2020
Unrecognized tax benefits–beginning of period	$380	$380
Tax position changes–current period	(380)	—
Unrecognized tax benefits–end of period	—	380
Interest and penalties–end of period	—	27
Total liabilities related to uncertain tax positions	$—	$407

The above unrecognized tax benefit was associated with state returns for the 2018 and 2019 tax years that had not been filed as of the filing of the Company's Consolidated Financial Statements as of and for the year ended December 31, 2020 for states that the Company had economic nexus. These state returns were filed during the year ended December 31, 2021, resulting in the release of the reserve in full. The Company recognizes interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. The Company recognizes interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. The Company recognized interest and penalties expense of $0 and $18, for the years ended December 31, 2021 and 2020, respectively. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. The Company is subject to taxation in the U.S, various states, and Canada. As of December 31, 2021, the Company’s tax returns remain open and subject to examination by the tax authorities for the tax years 2018 and after.

If amounts are repatriated from our foreign subsidiaries, we could be subject to additional non-U.S. income and withholding taxes. We consider undistributed earnings of such foreign subsidiaries to be indefinitely reinvested.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

In response to the market volatility and economic instability prompted by COVID-19, the CARES Act was enacted and signed into law on March 27, 2020. The CARES Act is a $2 trillion relief package comprising a combination of tax provisions and other stimulus measures. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carry back periods, alternative minimum tax credit refunds, modifications to the interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company has accounted for the relevant impacts, if any, of the CARES Act in its December 31, 2021 and 2020 Consolidated Financial Statements.

On December 22, 2016, the Legacy AdTheorent and a private equity investment firm closed a growth recapitalization transaction in partnership with Legacy AdTheorent’s co-founders and existing investors (the "Sellers"). As part of that transaction, Legacy AdTheorent was to pay to the former Sellers an amount equal to the tax benefit realized by the Company during each of the first five taxable years of the Company through 2020, any net operating loss carryover and research credits as a portion of the residual purchase price. In the year ended December 31, 2020, the remaining accrual of $917 was paid. As of December 31, 2021 and 2020, all tax attributes arising from December 22, 2016 and prior were exhausted.

14.
EQUITY-BASED COMPENSATION

2017 Member Incentive Plan

Prior to the Business Combination, Legacy AdTheorent maintained the Member Incentive Plan (the “2017 Plan”) for its employees and officers. The 2017 Plan provides for granting of equity-based awards at the discretion of the Board of Directors. The equity-based award terms under the 2017 Plan are 10 years. The total number of shares that may be granted by the 2017 Plan is 9,144,532, as adjusted by the Exchange Ratio described below. Legacy AdTheorent had granted both stock options and Restricted Incentive Units (“RIUs”). Upon closing of the Business Combination, the Company ceased granting awards under the 2017 Plan and, as described below, all awards under the 2017 Plan were converted into awards in the combined entity with the same terms and conditions. As of December 31, 2021, 296,572 underlying common shares, adjusted by the Exchange Ratio, are available for future grant under the 2017 Plan.

Conversion of Awards

In connection with the Business Combination, the outstanding stock options and RIUs immediately prior to the closing date (whether vested or unvested) were converted to stock options (“Exchanged Options”) and RSUs (“Exchanged Units”) in the Company (“Exchanged Awards”) at the Exchange Ratio of 1.563, and the exercise price per stock option decreased proportionately by the same conversion ratio. The Exchanged awards continue to be governed by substantially the same terms and conditions, including vesting conditions, as were applicable to the original awards. See additional discussion on the retroactive application of recapitalization in Note 2 — Summary of Significant Accounting Policies. In connection with the Business Combination, 4,942,875 options to purchase Legacy AdTheorent units were exchanged for 7,726,543 Exchanged Options, with an as-adjusted weighted average exercise price of $0.60 per share. In addition, 541,900 RIUs were exchanged for 847,081 Exchanged Units.

2021 Long-Term Incentive Plan and Employee Stock Purchase Plan

In connection with the Business Combination, the Board approved the adoption of the 2021 Long-Term Incentive Plan (the “2021 Plan”). The Company’s stockholders adopted the 2021 Plan on December 21, 2021. The 2021 Plan authorizes the Company to issue an initial aggregate maximum number of shares of Common Stock equal to (i) 10,131,638 Shares plus (ii) an increase commencing on January 1, 2022 and continuing annually on the anniversary thereof through January 1, 2031, equal to the lesser of (a) 5% of the total number of shares outstanding on the last day of the preceding calendar year or (b) such smaller number of shares as determined by the Company’s Board of Directors. As of December 31, 2021, no equity awards had been granted under the 2021 Plan, and 10,131,638 shares remained available for issuance.

The Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors and stockholders on December 21, 2021. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 2,026,328 shares of the Company’s Common Stock. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and ending on January 1, 2032, by the lesser of (i) 1% of all classes of the Company’s Common Stock outstanding on the immediately preceding December 31, (ii) 1,017,309 shares of Common Stock, or (iii) such smaller number of shares as determined by the Board of Directors of the

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

Company. As of December 31, 2021, no shares have been issued under the ESPP and as such, 2,026 328 shares remained available for issuance.

Equity Options

The equity options that have been granted by the Company consist of time based (service condition awards) and performance-based (performance condition awards). The time-based equity options vest 25% each year for four years. The performance-based options are eligible to vest 25% each year subject to the Company meeting certain annual Adjusted Earnings Before Interest, Income Tax, Depreciation and Amortization (“Adjusted EBITDA”) targets. As described below, all performance-based options were vested in full in 2021.

The Company received cash in the amount of $18 and $101 from the exercise of equity options for the year ended December 31, 2021 and 2020, respectively. The tax benefit from equity options exercised were $6 and $28 for the year ended December 31, 2021 and 2020, respectively.

During the years ended December 31, 2021 and 2020, the Company did not approve any options to be granted to employees of the Company.

The following summarizes the Company’s equity option plan and the activity for the years ended December 31, 2021 and 2020:

	Equity Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2019	8,968,285	$0.61	8.26
Granted	—	—
Exercised	(187,580)	0.54
Forfeited	(1,011,174)	0.64
Outstanding at December 31, 2020	7,769,531	$0.60	6.04
Granted	—	—
Exercised	(33,217)	0.55
Forfeited	(9,770)	0.74
Outstanding at December 31, 2021	7,726,544	$0.60	5.22
Vested or expect to vest as of December 31, 2021	7,726,544	$0.60	5.22
Vested and exercisable at December 31, 2021	7,063,174	$0.59	5.05

The aggregate intrinsic value of options outstanding and vested and expected to vest on December 31, 2021 was $40,716. The aggregate intrinsic value of options exercised during the years ended December 31, 2021 and 2020 is $177 and $114, respectively.

As of December 31, 2021, there was approximately $259 total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.04 years.

Performance Award Acceleration

On December 22, 2021, the Board passed a resolution that waived the performance conditions of all unvested performance-based options outstanding and caused them to vest in full prior to the Business Combination. The acceleration of vesting conditions resulted in $2,884 of expense to be recognized at passing of that resolution. Depending on the tranche of the respective performance-based option, the waiving of the performance condition resulted in all previously unrecognized expense being recognized or expense being recognized based on the fair value of the performance-based option as of December 22, 2021. The fair value of the options that were valued as of December 22, 2021, was determined to be $13.78 per option. A Black-Scholes Merton model was used to determine the fair value with the following inputs:

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

December 22, 2021
Dividend yield	0.00%
Volatility	67.0%
Risk-free rate	1.33%
Term (in years)	6.25

As there was no active external or internal market for Legacy AdTheorent units, accordingly, as a substitute for such volatility, the Company used the historical volatility of the Common Stock of other companies in the same industry over a period of time commensurate with the expected term of the options awarded. As the Company has limited historical experience with the expected life of its share-based compensation awards, management has determined the expected term using the simplified method, described in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, and SAB No. 110, Share-Based Payment. The risk-free rate used in calculating fair value is based on the average U.S. Treasury yield bond curve commensurate with the term of the Black-Scholes Merton in effect at the time of the valuation.

Restricted Stock Units (“RSUs”)

On July 28, 2021, the Company granted 541,900 RIUs to employees of the Company at a fair value of $12.43 per unit, subject to the terms and conditions of the Restricted Interest Unit Agreement ("RIU Agreement"). The RIU’s are subject to terms and conditions of the Restricted Interest Unit Agreement (“RIU Agreement”). The RIUs were converted to 847,081 Exchanged Units with a fair value of $7.95, as adjusted by the Exchange Ratio, and are RSUs in the Company. The RSUs have both service and performance vesting conditions. The awards expire at the earlier of settlement or the tenth anniversary of the grant date. If a participant terminates service, any portion of an RSUs that have not been settled by the Company by the termination date shall be forfeited.

The RSUs vest upon satisfaction of both the participants’ continued employment and a liquidity event. The RSUs therefore have a service condition and a performance condition that must both be met for the RSUs to vest. The RSUs’ service condition is satisfied 50% as of the first anniversary of the vesting start date and the remaining 50% in four substantially equal installments every three months thereafter (12.5% per quarter, such that the service requirement is fully satisfied on the second anniversary of the vesting start date). The performance condition is met by the completion of a liquidity requirement, which is defined as a sale of the Company or the date that the equity covered by the applicable RSUs are transferable via a sale through the public markets via a national securities exchange. The performance condition was met as part of the Business Combination and the Company recognized “catch-up” compensation expense upon the closing date, to the extent the participants’ service condition was satisfied of $2,529.

No awards have vested as of December 31, 2021 and no awards have been cancelled.

A summary of the RSU activity for the years ended December 31, 2021 and 2020, is as follows:

	Equity Option Awards	Weighted Average Grant-Date Fair Value per Unit
Nonvested as of December 31, 2019	$—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested as of December 31, 2020	—	$—
Granted	847,081	$7.95
Vested	—	—
Forfeited	—	—
Nonvested as of December 31, 2021	847,081	$—

As of December 31, 2021, there was $4,207 of total unrecognized compensation expense related to the RSUs, which is expected to be recognized over a weighted average period of 0.81 years.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

Equity-Based Compensation Expense

The following table summarizes the total equity-based compensation expense included in the Consolidated Statements of Operations:

	Year Ended December 31,
	2021	2020
Platform operations	$295	$—
Sales and marketing	1,786	—
Technology and development	531	—
General and administrative	3,211	657
Total equity-based compensation expense	$5,823	$657

The estimated income tax benefit of equity-based compensation expense included in the provision for income taxes were approximately $385 and $181 for the year ended December 31, 2021 and 2020, respectively. No equity-based compensation costs were capitalized in any period.

15.
EQUITY

The Company retroactively restated for the Business Combination as described in Note 2 –Summary of Significant Accounting Policies. As such, at December 31, 2021 and 2020, the Company had authorized a total of 370,000,000 shares for issuance with 350,000,000 shares designated as Common Stock and 20,000,000 shares designated as preferred stock.

The Company’s common shareholders are entitled to one vote per share power for the election of the Company directors and all other matters submitted to a vote of stockholders of the company. Additionally, the Company’s common shareholders will be entitled to receive dividends when, as and if declared by the Company Board, payable either in cash, in property or in shares of capital stock, after payment to any Company preferred shareholders having preference, if any. Out of the authorized Common Stock shares, 85,743,994 were issued and outstanding as of December 31, 2021. As of December 31, 2020, the Company’s common shares issued and outstanding were 59,853,276.

The Company Board is authorized to issue shares of preferred stock, without stockholder approval, with such designations, voting and other rights and preferences as they may determine. As of December 31, 2021 and 2020, there were no shares of preferred stock issued and outstanding.

16.
SELLER'S EARN-OUT

The total fair value of the Seller’s Earn-Out is $42,900 as of the Closing Date, the date of initial measurement. The Seller’s Earn-Out is allocated pro-rata based on the number of shares Legacy AdTheorent equity holders have in the Company, the number of Exchanged Options and the number of Exchanged Units as of the date of Close. The allocation is subject to change if any unvested Exchanged option or Exchanged Unit holders as of Close forfeit their awards in the future. As of Close, after conversion at the applicable Exchange Ratio, there were 59,882,523 shares belonging to Legacy AdTheorent equity holders and 8,573,624 Exchanged Option and Exchanged Unit holders, of which 6,308,164 are vested Exchanged Options, eligible to the Seller’s Earn-Out.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

The estimated fair value of the Seller’s Earn-Out was determined using a Monte Carlo simulation valuation model using the most reliable information available. The Seller’s Earn-Out was subsequently revalued using the same valuation technique as of December 31, 2021, for the Seller's Earn-Out equity holders and vested Exchanged Option holders as of Close, to fair value their respective portion of the award. Assumptions used in the valuation were as follows:

		Initial Measurement
	As of December 31,	As of December 22,
	2021	2021
Stock price	$5.87	$9.66
Dividend yield	0.0%	0.0%
Volatility	67.9%	66.8%
Risk-free rate	0.96%	0.97%
Forecast period (in years)	2.98	3.00

Dividend yield - The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not intend to pay dividends.

Volatility - Due to the Company’s lack of company-specific historical or implied volatility, the expected volatility assumption was determined by examining the historical volatilities of a group of industry peers whose share prices are publicly available.

Risk-free rate - The risk-free rate assumption is based on the U.S. Treasury instruments, the terms of which were consistent with the expected term of the Seller’s Earn-Out.

Forecast period – The forecast period represents the time until expiration of the Seller’s Earn-Out.

Seller’s Earn-Out to equity holder and vested Exchanged Options as of Close:

The Seller’s Earn-Out is recorded on the Consolidated Balance Sheet as a non-current liability since the expected date of achievement based on the valuation model is over twelve months as of December 31, 2021. The following table presents activity for the Seller's Earn-Out measured using the Monte Carlo model, described above, as at the Business Combination Close ("Initial Measurement") and December 31, 2021:

Seller's Earn-Out
December 22, 2021 (Initial Measurement)	$41,480
Change in fair value	(23,399)
Balance at December 31, 2021	$18,081

Seller’s Earn-Out to Exchanged Option and Exchanged Unit holders:

The Seller's Earn-out to unvested Exchanged Option and Exchanged Unit holders as of the Closing Date was valued as of December 22, 2021, the grant date, and was approximately $889 and $531, respectively, which will be recorded as share-based compensation over the longer of the derived service period or service condition of the underlying unvested Exchanged Option and Exchanged Unit. The average unvested Exchanged Option and Exchanged Unit requisite service period as of the Business Combination was 0.71 years, respectively. For the year ended December 31, 2021, there was approximately $55 recorded in share-based compensation related to the Seller’s Earn-Out to Exchanged Option and Exchanged Unit holders, with approximately $1,365 of unrecognized compensation expense as December 31, 2021, which is expected to be recognized over the remaining average requisite service period of 0.69 years.

17.
WARRANTS

Following the consummation of the Business Combination, holders of the Public Warrants and Private Placement Warrants are entitled to acquire Common Stock of the Company. The warrants will become exercisable on March 2, 2022, which is the later of 12 months from the closing of the MCAP's initial public offering and 30 days after the closing date of the Business Combination. Each whole warrant entitles the registered holder to purchase one share of Common Stock at an

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

exercise price of $11.50 per share. The Public Warrants and Private Placement Warrants will expire five years after the completion of the Business Combination.

Once the Public Warrants became exercisable, the Company has the right to redeem the outstanding warrants:

•
in whole and not in part;
•
at a price of $0.01 per Public Warrant; upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders; and
•
at a price of $0.10 per Public Warrant if, and only if, the reported last sale price of the Common Stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

The Private Placement Warrants are identical to the Public Warrants except: (i) they will not be redeemable by the Company; and (ii) they may be exercised by the holders on a cashless basis so long as they are held by the initial purchasers or their permitted transferees.

The Company will not be obligated to deliver any Common Stock pursuant to the exercise of a Public and Private Placement Warrant and will have no obligation to settle such Public and Private Placement Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Common Stock issuable upon exercise of the Public and Private Placement Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration.

Public Warrants and Private Placement Warrants are liability-classified. The following table summarizes the number of outstanding Public Warrants and Private Placement Warrants and the corresponding exercise price:

	As of December 31,
	2021	2020	Exercise Price	Expiration Date
Public Warrants	10,541,667	—	$11.50	December 21, 2026
Private Placement Warrants	5,432,237	—	$11.50	December 21, 2026

The number of Public and Private Warrants assumed at close of the Business Combination was the same as outstanding as of December 31, 2021.

Of the 5,432,237 Private Placement Warrants, 551,096 warrants are held in escrow subject to earn-out targets (“Escrow Warrants”). The Escrow Warrants will be released if the VWAP of the Company’s Common Stock equals or exceeds $14.00 per share for any 20 trading days within any consecutive 30 trading day period on or before the 3rd anniversary of the Business Combination closing.

Initial and subsequent measurement of Public Warrants

The Public Warrants are measured at fair value on a recurring basis. The initial and subsequent measurement of the Public Warrants as of December 22, 2021 and December 31, 2021, respectively, is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ADTHW.

Initial and subsequent measurement of Private Warrants

The Private Warrants are measured at fair value on a recurring basis. The initial and subsequent measurement of the Public Warrants as of December 22, 2021 and December 31, 2021, respectively, is classified as Level 2. A Monte Carlo simulation model is used to determine fair value.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

The key inputs into the Monte Carlo simulation model for the Private Placement were as follows at initial measurement and as of December 31, 2021:

	As of December 31, 2021	As of December 22, 2021
	at Subsequent Measurement	at Initial Measurement
Risk-free interest rate	1.25%	1.23%
Dividend yield	0.00%	0.00%
Expected term (years)	4.98	5.00
Expected Volatility	35.30%	15.30%
Exercise Price	$11.50	$11.50
Stock Price	$5.87	$9.66

The volatility utilized in estimating the fair value of the Company’s Private Warrant liability was based on the weighted average of the implied volatility and guideline public company volatility. The implied volatility was estimated by calibrating to the market price of the public warrants as of the respective valuation date, using a binomial lattice model. The guideline public company volatility was estimated based on historical lookback volatility of guideline public companies over a term period commensurate with the expected term of the warrant, as well as, consideration to implied volatilities sourced from Bloomberg, L.P.

Key assumptions are as follows:

Risk-free interest rate - The risk-free rate assumption is based on the U.S. Treasury instruments, the terms of which were consistent with the expected term of the Private Placement Warrants.

Dividend yield - The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not intend to pay dividends.

Expected term – The forecast period represents the time until expiration of the Private Placement Warrants.

Expected Volatility - The expected volatility assumption was determined by examining the historical volatilities of a group of industry peers and the implied volatility from the market price of the Public Warrants.

Warrant liability

On December 22, 2021, the Public Warrants and Private Placement Warrants outstanding were determined to be $0.87 and $1.80 per warrant, respectively.

On December 31, 2021, the Public Warrants and Private Placement Warrants outstanding were determined to be $0.68 and $0.92 per warrant, respectively.

The following table presents the changes in the fair value of the Public and Private Placement Warrants:

	Public Warrants	Private Placement Warrants	Total Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on December 22, 2021	9,171	9,778	18,949
Change in valuation inputs or other assumptions	(2,003)	(4,780)	(6,783)
Fair value as of December 31, 2021	$7,168	$4,998	$12,166

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

18.
FAIR VALUE MEASUREMENTS

The following table summarizes our liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Public warrants(1)	$7,168	$—	$—	$7,168
Private placement warrants(1)	—	4,998	—	4,998
Seller's Earn-Out(1)	—	—	18,081	18,081
Total liabilities	$7,168	$4,998	$18,081	$30,247

(1) Warrants and Seller's Earn-Out were both $0 as of December 31, 2020.

Refer to Note 16 — Seller's Earn-Out and Note 17 — Warrants for further information about the initial and subsequent measurement, including significant assumptions and valuation methodologies of these instruments.

19.
EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to Common Stockholders (the numerator) by the weighted average number of Common Stock outstanding for the period (the denominator). Diluted earnings per share available to Common Stockholders is computed by dividing net income by the weighted average number of Common Stock outstanding during the period adjusted for the dilutive effects of Common Stock equivalents using the treasury stock method or the method based on the nature of such securities. The computation of net income per share was as follows:

	Year Ended December 31,
	2021	2020
Net income attributable to AdTheorent Holding Company, Inc.	$26,203	$7,327

Weighted-average common shares outstanding - basic	60,510,847	59,732,359
Effect of dilutive equity-based awards	7,431,576	—
Weighted-average common shares outstanding - diluted	67,942,423	59,732,359

Earnings per share:
Basic	$0.43	$0.12
Diluted	$0.39	$0.12

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net income per Common Stockholder because their impact would have been anti-dilutive for the period presented or their contingency conditions were not met:

	As of December 31,
	2021	2020
Stock options	549,623	7,769,530
Restricted Stock Units (RSUs)	592,425	—
Public Warrants	10,541,667	—
Private Placement Warrants (1)	5,432,237	—
Seller's Earn-Out	6,785,714	—
Sponsor Earn-Out	598,875	—
Total	24,500,541	7,769,530

(1) Of the 5,432,237 Private Placement Warrants, 551,096 warrants are held in escrow subject to earn-out targets.

20.
NONCONTROLLING INTERESTS

On March 4, 2020, Legacy AdTheorent and SymetryML Holdings, an entity formed by Legacy AdTheorent, entered into a contribution and exchange agreement (“AdTheorent Contribution Agreement”). SymetryML Holdings became a wholly owned subsidiary of Legacy AdTheorent through a contribution of Legacy AdTheorent’s SymetryML department in exchange for 100% of its membership interest. SymetryML Holdings and SymetryML, a direct subsidiary of SymetryML Holdings, entered into a contribution and exchange agreement (“SymetryML Contribution Agreement”). SymetryML Holdings contributed the contributed assets and liabilities received from the AdTheorent Contribution Agreement to SymetryML, in exchange for 100% of its membership interest. SymetryML became a wholly owned subsidiary of SymetryML Holdings.

Immediately following the contributions described above, Class B interests that vest over time, comprising 50% of the total Class B equity interests of SymetryML Holdings, were offered to certain employees. As of both December 31, 2021 and December 31, 2020, 41% and 30% of the total Class B equity interests of SymetryML Holdings are owned by noncontrolling interests, respectively.

21.
COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating lease agreements for office space in the United States and Canada. The agreements expire over the next three years, except for the New York headquarters office, which expires in 2028. The Company recognizes rent expense on a straight-line basis.

Approximate future minimum lease payments for the Company’s non-cancelable operating leases are as follows as of December 31, 2021:

Year ended December 31,
2022	$1,369
2023	1,391
2024	1,361
2025	1,342
2026	1,364
Thereafter	2,386
Total	$9,213

In connection with several lease agreements, the Company maintains letters of credit in the total amount of approximately $983 and $2,228, for the years ended December 31, 2021 and 2020, respectively.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

Additionally, the Company rents certain locations on a month-to-month basis. Rent expense for these locations totaled approximately $2 and $2 per month for the years ended December 31, 2021 and 2020, respectively. The Company subleases a portion of its office space to third parties. Rental income related to the sublease totaled $0 and $318 for the years ended December 31, 2021 and 2020, respectively. Rental income is netted with rent expense. Total net rent expense for the years ended December 31, 2021 and 2020 was $3,241 and $3,774, respectively.

On April 20, 2021 the Company entered into an agreement to move its primary headquarters office in New York City to another space in the same building, approximately half of the rentable square footage and therefore a lower monthly base rent. Under the new lease terms, the Company was required to pay a rent cancellation penalty for the current office space of $4,243. Fifty percent of the penalty amount was paid in May 2021. The remainder of the penalty was paid on September 1, 2021. As a result of the new lease arrangement, the Company’s existing letter of credit previously entered into to secure the subleased premises was amended and reduced, effective, May 24, 2021, from $2,228 to $1,500 and effective November 23, 2021, was amended and further reduced to $983.

Palantir Foundry Agreement

Effective as of July 1, 2021, the Company entered into a subscription agreement with Palantir Technologies to utilize Palantir’s Foundry platform, which is a data integration and management platform consisting of a suite of analytical tools and operational applications for business users. The Company plans to leverage Foundry to deliver data driven insights and products to end users in a more operational and cost-efficient manner. Pursuant to the agreement, the subscription and related professional services will be provided for the next five years at a quarterly fee of $1,000.

22.
RISKS, UNCERTAINTIES, AND CONCENTRATIONS

Legal Proceedings

From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of the various legal proceedings and claims cannot be predicted with certainty, management does not believe that any of these proceedings or other claims will have a material effect on the Company’s business, financial condition, results of operations or cash flows.

Major Customers — Accounts Receivable and Revenue

The Company manages its accounts receivable credit risk by performing credit evaluations and monitoring amounts due from the Company’s customers.

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

At December 31, 2021 and 2020, one customer represented approximately 6% and 15% of accounts receivable, respectively. At December 31, 2021 and 2020, five customers represented approximately 24% and 34% of accounts receivable, respectively.

For the year ended December 31, 2021, five customers represented approximately 25% of revenue. For the year ended December 31, 2020, one customer represented approximately 10% of revenue and five customers represented approximately 32% of revenue.

Concentration of Credit

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. The Company also places its cash and cash equivalents with some foreign financial institutions and these deposits may at times be in excess of insured limits. As of December 31, 2021 and 2020, the Company had balances of $99,587 and $16,307 in excess of the FDIC insured limits, respectively. The Company reduces exposure to credit risk by maintaining cash deposits with

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

major financial institutions. The Company has not experienced any losses on these accounts and conclude the credit risk to be minimal.

23.
RELATED PARTY TRANSACTIONS

Legacy AdTheorent was in a Transaction Services Agreement and a Professional Services Agreement with H.I.G. Capital LLC (“H.I.G. Capital”), the majority member of the Company. H.I.G. Capital provides management services to the Company for an annual management fee of $870, invoiced on a quarterly basis. The Company recognized management fees of $871 and $872 for the years ended December 31, 2021 and 2020, respectively. Additionally, under these agreements, the Company recognized supplemental fees to H.I.G. Capital of $4,736 for the year ended December 31, 2021. There were no amounts remaining outstanding as of December 31, 2021 and 2020.

The Transaction Services Agreement and Professional Services Agreement was terminated effective December 22, 2021 upon the Business Combination.

24.
EMPLOYEE SAVINGS

The Company offers its employees a savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby employees may contribute a percentage of their compensation, not to exceed the maximum amount allowable under the Code. The Company made matching contributions of $1,317 and $1,073 for the years ended December 31, 2021 and 2020, respectively, to its employee savings plan.

25.
SUBSEQUENT EVENTS

On March 11, 2022, the Company granted 3,325,772 RSUs at a fair value of $6.83 per share to employees and Board members. The vesting conditions for the RSUs are a mix of time-based and performance-based requirements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In December 2021, we completed the Business Combination and are engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations post-Business Combination.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

As discussed elsewhere in this report, we completed the Business Combination on December 22, 2021. Prior to the Business Combination, AdTheorent was a private company and therefore its controls were not required to be designed or maintained in accordance with Rules 13a-15 and 15d-15 under the Exchange Act. The design and implementation of internal control over financial reporting for the Company post-Business Combination has required significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

Item 9B. Other Information.

2022 Annual Equity Incentive Awards

On March 11, 2022, our Board of Directors approved the first annual equity incentive grants under the Company’s 2021 Long Term Incentive Plan (the “Plan”). The Committee granted 292,697 restricted stock units (“RSUs”) and 292,697 performance stock units (“PSUs”) to James Lawson, and 47,564 RSUs and 47,563 PSUs to Charles Jordan.

The RSUs granted to each of Mr. Lawson and Mr. Jordan will vest one-fourth annually over the four years from January 1, 2022, subject to continued employment on such vesting dates.

50% of the PSUs granted to each of Mr. Lawson and Mr. Jordan may be earned based on the achievement by the Company of certain revenue milestones during the period of January 1, 2022 through December 31, 2022 (the “Performance

Period”). The remaining 50% of the PSUs granted to each of Mr. Lawson and Mr. Jordan may be earned based on achievement by the Company of certain Adjusted EBITDA milestones during the Performance Period.

All of the PSUs that are earned will vest, subject to continuous employment, according to the following schedule: (i) 25% will vest on the date performance achievement is determined by the Compensation Committee, which will be no later than March 31, 2023 and (ii) the remainder of the earned PSUs will vest in three equal installments on the first, second and third anniversaries of the last day of the Performance Period. In the event of a qualifying termination of employment, all earned but unvested PSUs will continue to vest in accordance with the vesting schedule described above. A qualifying termination of employment includes the executive’s termination of employment by the Company without “cause” (each such term is defined in the Plan), a termination due to the executive’s death or disability, or, in the case of Mr. Lawson, on a termination by the executive for “good reason” (as such term is defined in Mr. Lawson’s employment agreement).

Director Compensation Program – Annual Equity Incentive Awards

On March 11, 2022, our Board of Directors approved equity incentive awards under the Plan to Ben Tatta, Kihara Kiarie, and Vineet Mehra. Each of these directors received 54,880 RSUs. 21,952 of the RSUs granted to each of Mr. Tatta, Mr. Kiarie and Mr. Mehra will vest one-third annually over the three years from January 1, 2022, subject to continuous services to the Company. 32,928 of the RSUs will vest on January 1, 2023, subject to continuous service to the Company. The Company expects that annual equity incentive awards will be part of its director compensation program for Messrs. Tatta, Kiarie and Mehra.

Item 9C. Information Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2021 (the “2022 Proxy Statement’), and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our 2022 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our 2022 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our 2022 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our 2022 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this report:
(1)
Financial Statements

See Index to Consolidated Financial Statements as Part II Item 8 “Financial Statements and Supplementary Data.”

(2)
Financial Statement Schedules

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto under Part II Item 8. “Financial Statements and Supplementary Data.”

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Description

2.1

Business Combination Agreement, dated July 27, 2021, by and among MCAP Acquisition Corporation, GRNT Merger Sub 1 LLC, GRNT Merger Sub 2 LLC, GRNT Merger Sub 3 LLC, GRNT Merger Sub 4 LLC, H.I.G. Growth – AdTheorent Intermediate, LLC, H.I.G. Growth – AdTheorent, LLC, and AdTheorent Holding Company, LLC (incorporated by reference to Exhibit 2.1 of our Form 8-K filed on December 29, 2021)

3.1	Second Amended and Restated Certificate of Incorporation of AdTheorent Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on December 29, 2021)

3.2	Amended and Restated Bylaws of AdTheorent Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of our Form 8-K filed on December 29, 2021)

4.1	Specimen Class A Common Stock certificate of Registrant (incorporated by reference to Exhibit 4.2 of Form S-1/A filed by the Registrant with the SEC on February 12, 2021)

4.2	Specimen Warrant Certificate (included in Exhibit 4.3)

4.3

Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.4 of Form S-1/A filed by the Registrant with the SEC on February 12, 2021)

4.4*	Description of Securities

10.1

Stockholders Agreement, dated as of December 22, 2021, by and among AdTheorent Holding Company, Inc., H.I.G. Growth – AdTheorent, LLC, MCAP Acquisition, LLC, and the other parties thereto ((incorporated by reference to Exhibit 10.1 of our Form 8-K filed on December 29, 2021)

10.2

Amended and Restated Registration Rights Agreement, dated as of December 22, 2021, by and among AdTheorent Holding Company, Inc., MCAP Acquisition, LLC, H.I.G. Growth – AdTheorent, LLC, and the other parties thereto (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on December 29, 2021)

10.3

Credit Agreement, dated December 22, 2021, among AdTheorent, Inc., a Delaware corporation, AdTheorent Acquisition Corporation, a Delaware corporation, AdTheorent Intermediate Holding Corporation, a Delaware corporation, after giving effect to the SPAC Combination, AdTheorent Holding Company, LLC, a Delaware limited liability company, GRNT Merger Sub 2 LLC, a Delaware limited liability company, and AdTheorent Holding Company, Inc., a Delaware corporation, and Silicon Valley Bank, as Administrative Agent and Collateral Agent, Issuing Lender and Swingline Lender, and the Lenders party thereto (incorporated by reference to Exhibit 10.3 of our Form 8-K filed on December 29, 2021)

10.4+*	MCAP Acquisition Corporation 2021 Long-Term Incentive Plan

10.5+*	MCAP Acquisition Corporation 2021 Employee Stock Purchase Plan

10.6+	Form of Stock Option Grant Notice under the MCAP Acquisition Corporation 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 of our Form 8-K filed on December 29, 2021)

10.7+	Form of RSU Award Grant Notice under the MCAP Acquisition Corporation 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 of our Form 8-K filed on December 29, 2021)

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 of our Form 8-K filed on December 29, 2021)

10.9+

Employment Agreement, dated as of December 22, 2016, between AdTheorent, Inc. and James Lawson, as amended by the First Amendment, dated as of January 1, 2019, and as further amended by the Second Amendment, dated as of January 1, 2021 (incorporated by reference to Exhibit 10.18 of our Form S-4 filed on August 24, 2021, as amended)

10.10+*	AdTheorent Holding Company, Inc. From of Performance RSU Award Grant Notice (2021 Long-Term Incentive Plan)

21.1*	List of Subsidiaries

21.3*	Consent of BDO USA LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates a management contract or compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdTheorent Holding Company, Inc.

Date: March 17, 2022	By:	/s/ James Lawson
James Lawson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Lawson	Chief Executive Officer and Director	March 17, 2022
James Lawson	(principal executive officer)

/s/ Chuck Jordan	Chief Financial Officer	March 17, 2022
Chuck Jordan	(principal financial and accounting officer)

/s/ John Black	Director	March 17, 2022
John Black

/s/ Rich Boghosian	Director	March 17, 2022
Rich Boghosian

/s/ Kihara Kiarie	Director	March 17, 2022
Kihara Kiarie

/s/ Vineet Mehra	Director	March 17, 2022
Vineet Mehra

/s/ Danielle Qi	Director	March 17, 2022
Danielle Qi

/s/ Ben Tatta	Director	March 17, 2022
Ben Tatta

/s/ Eric Tencer	Director	March 17, 2022
Eric Tencer

/s/ Zia Uddin	Director	March 17, 2022
Zia Uddin