Form 10-Q
period 2022-03-31
AdTheorent Holding Company, Inc.
filed 2022-05-11
CIK 1838672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-40116

AdTheorent Holding Company, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-3978415
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
330 Hudson Street, 13th Floor New York, New York	10013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 804-1359

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	ADTH	The Nasdaq Stock Market
Warrants to purchase common stock	ADTHW	The Nasdaq Stock Market

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

As of May 6, 2022, the registrant had 85,743,994 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$63,717	$100,093
Accounts receivable, net	38,894	55,936
Income tax recoverable	93	95
Prepaid expenses	6,990	3,801
Total current assets	109,694	159,925
Property and equipment, net	478	409
Operating lease right-of-use assets	6,276	—
Investment in SymetryML Holdings	861	—
Customer relationships, net	7,831	8,986
Other intangible assets, net	6,986	7,608
Goodwill	34,842	35,778
Deferred income taxes, net	1,459	434
Other assets	365	402
Total assets	$168,792	$213,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,857	$12,382
Accrued compensation	3,564	10,530
Accrued expenses	3,293	4,664
Operating lease liabilities, current	1,210	—
Total current liabilities	16,924	27,576
Revolver borrowings	—	39,017
SAFE Notes	—	2,950
Warrants	28,102	12,166
Seller's Earn-Out	42,737	18,081
Operating lease liabilities, non-current	6,990	—
Deferred rent	—	1,869
Total liabilities	94,753	101,659
Stockholders’ equity
Preferred Stock, $0.0001 per share, 20,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common Stock, $0.0001 par value, 350,000,000 shares authorized and 85,743,994 shares issued and outstanding as of March 31, 2022 and December 31, 2021	9	9
Additional paid-in capital	73,258	70,778
Retained earnings	772	42,512
Total stockholders’ equity attributable to AdTheorent Holding Company, Inc.	74,039	113,299
Noncontrolling interests in consolidated subsidiaries	—	(1,416)
Total stockholders' equity	74,039	111,883
Total liabilities and stockholders’ equity	$168,792	$213,542

See accompanying notes to condensed consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$34,241	$30,967
Operating expenses:
Platform operations	17,772	14,888
Sales and marketing	10,330	8,058
Technology and development	4,285	2,463
General and administrative	5,601	2,137
Total operating expenses	37,988	27,546
(Loss) income from operations	(3,747)	3,421
Interest expense, net	(109)	(600)
Loss on change in fair value of Seller's Earn-Out	(24,656)	—
Loss on change in fair value of warrants	(15,936)	—
Gain on deconsolidation of SymetryML	1,939	—
Loss on change in fair value of SAFE Notes	(788)	—
Other expense, net	(18)	—
Total other expense, net	(39,568)	(600)
Net (loss) income before benefit (provision) for income taxes	(43,315)	2,821
Benefit (provision) for income taxes	1,025	(988)
Net (loss) income	$(42,290)	$1,833
Less: Net loss attributable to noncontrolling interest	550	170
Net (loss) income attributable to AdTheorent Holding Company, Inc.	$(41,740)	$2,003
Earnings per share:
Basic	$(0.49)	$0.03
Diluted	$(0.49)	$0.03
Weighted-average common shares outstanding:
Basic	85,743,994	59,853,506
Diluted	85,743,994	60,297,546

See accompanying notes to condensed consolidated financial statements.

ADTHEORENT HOLDING COMPANY, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except for number of shares)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
December 31, 2021	85,743,994	$9	$70,778	$42,512	$(1,416)	111,883
Equity-based compensation	—	—	1,988	—	—	1,988
Seller's Earn-Out equity-based compensation	—	—	492	—	—	492
Conversion of SAFE Notes into SymetryML Preferred Stock	—	—	—	—	3,938	3,938
SymetryML Preferred Stock Issuance	—	—	—	—	400	400
Deconsolidation of SymetryML Holdings	—	—	—	—	(2,372)	(2,372)
Net loss	—	—	—	(41,740)	(550)	(42,290)
March 31, 2022	85,743,994	$9	$73,258	$772	$—	$74,039

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
December 31, 2020	59,853,276	$6	$45,584	$16,309	$(632)	61,267
Equity-based compensation	—	—	164	—	—	164
Exercises of options	20,645	—	10	—	—	10
Net income (loss)	—	—	—	2,003	(170)	1,833
March 31, 2021	59,873,921	$6	$45,758	$18,312	$(802)	$63,274

See accompanying notes to condensed consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(42,290)	$1,833
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for bad debt	94	2
Amortization expense	2,044	2,067
Depreciation expense	44	35
Amortization of debt issuance costs	14	40
Loss on change in fair value of Seller's Earn-Out	24,656	—
Loss on change in fair value of warrants	15,936	—
Gain on deconsolidation of SymetryML	(1,939)	—
Loss on change in fair value of SAFE Notes	788	—
Deferred tax benefit	(1,025)	(581)
Equity-based compensation	1,988	164
Seller's Earn-Out equity-based compensation	492	—
Changes in operating assets and liabilities:
Accounts receivable	16,948	14,567
Income taxes recoverable	2	84
Prepaid expenses and other assets	(2,940)	(59)
Accounts payable	(3,530)	(4,600)
Accrued expenses and other liabilities	(8,452)	(5,126)
Net cash provided by operating activities	2,830	8,426
Cash flows from investing activities
Capitalized software development costs	(626)	(554)
Purchase of property and equipment	(94)	(40)
Decrease in cash from deconsolidation of SymetryML	(69)	—
Net cash used in investing activities	(789)	(594)
Cash flows from financing activities
Cash received for exercised options	—	10
Payment of revolver borrowings	(39,017)	—
Proceeds from SAFE Notes	200	275
Proceeds from SymetryML preferred stock issuance	400	—
Payment of term loan	—	(606)
Net cash used in financing activities	(38,417)	(321)
Net (decrease) increase in cash and cash equivalents	(36,376)	7,511
Cash, cash equivalents and restricted cash at beginning of period	100,093	16,767
Cash, cash equivalents and restricted cash at end of period	$63,717	$24,278
Cash and cash equivalents	63,717	24,179
Restricted cash	—	99
Cash, cash equivalents and restricted cash at end of period	$63,717	$24,278
Supplemental disclosure of cash flow information
Increase in lease liabilities from obtaining right-of-use assets - ASC 842 adoption	$8,376	—
Non-cash investing and financial activities
Capitalized software and property and equipment, net included in accounts payable	$53	$9

See accompanying notes to condensed consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

(unaudited)

1.
DESCRIPTION OF BUSINESS

AdTheorent Holding Company Inc. and its subsidiaries (the “Company”, “AdTheorent”), is a digital media platform which focuses on performance-first, privacy-forward methods to execute programmatic digital advertising campaigns, serving both advertising agency and brand customers. The Company uses machine learning and advanced data science to organize, analyze and operationalize non-sensitive data to deliver real-world value for customers. Central to its ad-targeting and campaign optimization methods, the Company builds custom machine learning models for each campaign using historic and real-time data to predict future consumer conversion actions for every digital ad impression. The Company’s machine learning models are customized for every campaign and the platform “learns” over the course of each campaign as it processes more data related to post media view conversion experience. AdTheorent is a Delaware corporation headquartered in New York, New York.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the operations of the Company. All intercompany transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of March 31, 2022 and for the three months ended March 31, 2022. The Condensed Consolidated Balance Sheet as of December 31, 2021, has been derived from the Company's audited consolidated financial statements as of that date. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which include a complete set of footnote disclosures, including the Company's significant accounting policies. The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Retroactive Application of Recapitalization

As discussed in Note 3 – Business Combination included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, the business combination that occurred on December 22, 2021 (“Business Combination”) was accounted for as a reverse recapitalization ("Reverse Recapitalization") of equity structure, whereby at the Closing of the Business Combination, the outstanding Class A, B and C units of AdTheorent Holding Company, LLC, a Delaware limited liability company (“Legacy AdTheorent”) and the outstanding stock options and Restricted Interest Units of Legacy AdTheorent were exchanged for the Company’s Common Stock and equity awards using a ratio (“Exchange Ratio”) of 1.376 and 1.563, respectively. Accordingly, pursuit to GAAP, the Condensed Consolidated Financial Statements and the related notes have been recast and are presented on an if-converted basis using the respective Exchange Ratio. In addition, the Exchange Ratio is utilized for calculating earnings per share in all prior periods presented.

Summary of Significant Accounting Policies

There have been no material changes in the Company's significant accounting policies during the three months-ended March 31, 2022, as compared to the significant accounting policies described in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2021, except as detailed below.

Leases

The Company adopted Accounting Standards Codification ("ASC") Topic 842, Leases (“ASC 842”) on January 1, 2022 using the cumulative effect transition method for leases in existence as of the date of adoption. The reported results for 2022 reflect the application of ASC 842 guidance while the reported results for 2021 were prepared under the previous guidance of ASC 840, Leases (“ASC 840”). The adoption of ASC 842 represents a change in accounting principle that recognizes right-of-use (“ROU”) assets and lease liabilities arising from all leases based on the present value of future minimum lease payments over the lease term. Consistent with ASC 840, lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s adoption of ASC 842 had no impact on the Condensed Consolidated Statements of Operations or the Condensed Consolidated Statement of Cash Flows.

The Company elected the package of practical expedients permitted under the transition guidance within ASC 842, which allows for the following: (i) to carry forward the historical lease classification, (ii) not to reassess whether any existing contract contains a lease and (iii) not to reassess initial direct costs for existing leases.

The Company categorizes leases at their inception as either operating or finance leases. Operating leases are classified as non-current operating lease right-of-use assets and current and non-current operating lease liabilities on the Condensed Consolidated Balance Sheet. The Company does not have any finance leases as of March 31, 2022.

Adoption of ASC 842 resulted in the recognition of operating right-of-use assets of $6,507, along with associated operating lease liabilities of $8,376 as of January 1, 2022. The difference between the operating lease ROU assets and total operating lease liabilities is the reclassification of previously recognized deferred rent liabilities against operating lease ROU assets. The adoption of ASC 842 did not result in an adjustment to retained earnings and it did not impact the Company's deferred tax assets or liabilities.

The Company’s operating leases are primarily for real property in support of its business operations. Although the Company's leases may contain renewal options, the Company is generally not reasonably certain to exercise these options at the commencement date. Accordingly, renewal options are generally not included in the lease term for determining the ROU asset and lease liability at commencement.

The Company has elected to account for lease components and non-lease components as a single lease component. Payments to lessors for reimbursement of real estate taxes, common area maintenance costs or insurance as applicable are generally variable in nature and are also expensed as incurred as variable lease costs and not included in the right-of-use assets or lease liabilities.

Variable lease payment amounts that cannot be determined at lease commencement such as increases in lease payments based on changes in index rates or usage, are not included in the right-of-use assets or liabilities. Such variable payments are expensed as incurred.

Discount rates are determined based on the Company’s incremental borrowing rate as the Company’s leases generally do not provide an implicit rate.

See Note 21 – Leases for further details.

Fair Value Option Investments

The fair value option provides an option to elect fair value as an alternative measurement for selected financial instruments. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. The Company has investments in the common stock of SymetryML Holdings, LLC (“SymetryML Holdings”) for which it has the ability to exercise significant influence. The Company has made an irrevocable election to account for those investments at fair value. Estimating the fair values of these investments requires significant judgment regarding of the assumptions that market participants would use in pricing those assets.

The fair value measurements involve significant unobservable inputs, which include total equity value of SymetryML, volatility, risk-free rate, equity holder required rate of return, and discount for lack of marketability (“DLOM”). The total equity value of SymetryML was calculated using the Backsolve Method under the Market Approach. The volatility was based on guideline public companies and adjusted for differences in size and leverage. The risk-free rate was based on U.S. Treasury securities with a term commensurate with the time to exit. The equityholder required rate of return was based on private equity and venture capital rate of return studies. The DLOM was estimated based on put option models and series volatility.

See Note 20 – SymetryML and SymetryML Holdings for further details.

Liquidity

As of March 31, 2022, the Company had cash of $63,717 and working capital, consisting of current assets, less current liabilities, of $92,770. The Company believes its existing cash and cash flow from operations will be sufficient to meet the Company’s working capital requirements for at least the next 12 months.

Emerging Growth Company

From time to time, new accounting pronouncements, or Accounting Standard Updates (“ASU”) are issued by the Financial Accounting Standards Board ("FASB"), or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

The Company is an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. This means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company has the option to adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and can do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company has elected to use the extended transition period for complying with new or revised accounting standards unless the Company otherwise early adopts select standards.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

ASU No. 2016-02, Leases (Topic 842)

In February 2016, the FASB issued ASC 842, which sets out the principles for the recognition, measurement, and presentation of all leases on the balance sheet as well as provides for additional lease disclosure requirements. The Company adopted ASC 842 on January 1, 2022 using the cumulative effect transition method for leases in existence as of the date of adoption. See above for the Company's accounting policy for leases under ASC 842 and the impact from adoption.

ASU No. 2020-04, Reference Rate Reform (Topic 848)

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), subsequently clarified in January 2021 by ASU No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). The main provisions of this update provide optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The guidance in ASU 2020-04 and ASU 2021-01 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. The Company adopted ASU 2020-04 on January 1, 2022. The adoption did not have a material effect on the Company's Condensed Consolidated Financial Statements.

Accounting Pronouncements Issued Not Yet Adopted

ASU No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (Topic 740)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”), which is part of the FASB’s overall simplification initiative to reduce the costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 simplifies accounting guidance for intra-period allocations, deferred tax liabilities, year-to-date losses in interim periods, franchise taxes, step-up in tax basis of goodwill, separate entity financial statements, and interim recognition of tax laws or rate changes. ASU 2019-12 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact it will have on the Condensed Consolidated Financial Statements.

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. ASU 2016-13, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact it will have on the Condensed Consolidated Financial Statements.

3.
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

The Company’s revenue streams include Managed Programmatic revenue and Direct Access revenue. Direct Access revenue is new to the market and not yet material to the Company from a financial reporting perspective.

The Company has elected to expense the costs to obtain or fulfill a contract as incurred because the amortization period of the asset that the Company otherwise would have recognized is one year or less. Therefore, there were no contract cost assets recognized as of March 31, 2022 or December 31, 2021.

The Company has elected not to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period for performance obligations with a remaining performance obligation that is part of a contract that has an original expected duration of one year or less.

Contract assets and contract liabilities related to the Company’s revenue streams were not significant to these Condensed Consolidated Financial Statements.

Receivables related to revenue from contracts with customers are described in Note 4— Accounts Receivable, Net.

4.
ACCOUNTS RECEIVABLE, net

Accounts receivable, net consisted of the following:

	March 31,	December 31,
	2022	2021
Accounts receivables	38,957	56,180
Other receivables	396	121
	39,353	56,301
Less: allowance for doubtful accounts	(459)	(365)
Accounts receivable, net	38,894	55,936

The provision for bad debt expense on accounts receivable was $94 and $2 for the three months ended March 31, 2022 and 2021, respectively.

The following table presents changes in the allowance for doubtful accounts:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$365	$457
Reserve for doubtful accounts	100	89
Write-offs, net of recoveries	(6)	(98)
Ending balance	$459	$448

5.
PREPAID EXPENSES

Prepaid expenses consisted of the following:

	March 31,	December 31,
	2022	2021
Income taxes	$3,047	$2,683
Insurance	2,453	—
Software	658	747
Other	832	371
Total	$6,990	$3,801

6.
PROPERTY AND EQUIPMENT, Net

Property and Equipment, net consisted of the following:

	March 31,	December 31,
	2022	2021
Computers and equipment	$859	$798
Less: accumulated depreciation	(381)	(389)
Total	$478	$409

Depreciation expense on Property and Equipment was $44 and $35 for the three months ended March 31, 2022 and 2021, respectively.

7.
INTANGIBLE ASSETS, Net

Intangible assets, net consisted of the following:

		March 31, 2022
	Remaining Weighted Average Useful Life (in years)	Gross amount	Accumulated amortization	Net carrying amount
Software	—	$6,038	$(6,038)	$—
Capitalized software costs	1.0	8,021	(5,867)	2,154
Customer relationships	1.8	31,492	(23,661)	7,831
Trademarks/tradename	4.8	10,195	(5,363)	4,832
Total		$55,746	$(40,929)	$14,817

		December 31, 2021
	Remaining Weighted Average Useful Life (in years)	Gross amount	Accumulated amortization	Net carrying amount
Software	1.0	$9,124	$(8,653)	$471
Capitalized software costs	1.0	7,366	(5,335)	2,031
Customer relationships	2.0	31,726	(22,740)	8,986
Trademarks/tradename	5.0	10,240	(5,134)	5,106
Total		$58,456	$(41,862)	$16,594

Amortization expense was included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2022	2021
Platform operations	$532	$608
Sales and marketing	1,370	1,380
Technology and development	140	—
General and administrative	2	79
Total	$2,044	$2,067

Amortization expense for Capitalized software costs for the three months ended March 31, 2022 and 2021 was $532 and $479, respectively.

Estimated future amortization of intangible assets as of March 31, 2022 is as follows:

As of March 31, 2022
Remainder of 2022	$5,401
2023	6,318
2024	1,058
2025	1,016
2026	1,016
Thereafter	8

8.
GOODWILL

Balance as of December 31, 2021	$35,778
Deconsolidation of SymetryML	(936)
Balance as of March 31, 2022	$34,842

9.
ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021
Campaign costs	$1,486	$2,718
Professional services	539	648
Deferred revenues	397	207
Sales and use taxes	11	233
Other	860	858
Total	$3,293	$4,664

10.
DEBT

On December 22, 2021, the Company entered into a senior secured credit facilities credit agreement (the “Senior Secured Agreement”) with SVB. The Company is subject to customary representations, warranties, and covenants. The Senior Secured Agreement requires that the Company meet certain financial and non-financial covenants which include, but are not limited to, (i) delivering audited consolidated financial statements to the lender within 90 days after year-end commencing with the fiscal year ending December 31, 2022 financial statements, (ii) delivering unaudited quarterly consolidated financial statements within 45 days after each fiscal quarter, commencing with the quarterly period ending on March 31, 2022 and (iii) maintaining certain leverage ratios and liquidity coverage ratios. As of March 31, 2022, the Company was in full compliance with the terms of the Senior Secured Agreement.

As of March 31, 2022 and December 31, 2021, the Company had one letter of credit for approximately $983. As of December 31, 2021 the remainder of $39,017 was drawn on the revolving credit facility. The total amount drawn as of December 31, 2021 was repaid in January 2022. As of March 31, 2022 there were no amounts drawn on the revolving credit facility.

11.
SAFE NOTES

During the three months ended March 31, 2022 and 2021, the Company raised $200 and $275, respectively, to fund Symetry operations, by entering into Simple Agreements for Future Equity Notes (“SAFE Notes”) with several parties. The SAFE Notes resulted in cash proceeds to the Company in exchange for the right to stock of SymetryML, Inc, ("SymetryML") a subsidiary of the Company, or cash at a future date in the occurrence of certain events, as detailed in the Company’s 10-K.

The SAFE Notes were classified as marked-to-market liabilities pursuant to ASC 480, Distinguishing Liabilities from Equity. The fair value of the SAFE Notes was determined to be $3,938 as of March 31, 2022 representing a recognized loss of $788 due to the change in fair value of the SAFE Notes during the period. There was no change in fair value of the SAFE Notes as of March 31, 2021.

As a result of the series seed preferred financing transaction described in Note 20 – SymetryML and SymetryML Holdings, all outstanding SAFE Notes converted to series seed preferred stock in SymetryML, Inc. on March 31, 2022 in accordance with the existing terms of the SAFE Notes. As described in Note 20 – SymetryML and SymetryML Holdings.

12.
INCOME TAXES

For the three months ended March 31, 2022 and 2021, the Company recorded an income tax benefit (provision) of $1,025 and ($988), respectively. The annual effective income tax rates before discrete items (“AETR”) for the three months ended March 31, 2022 and 2021 was 33.0% and 35.1%, respectively. The AETR for the three months ended March 31, 2022 was more than the statutory rate of 21% primarily due to state and local income taxes, meals and entertainment, and executive equity-based compensation not deductible for tax purposes. Additionally, the Company did not include any fair value adjustments not reasonably estimable for the full year in the calculation of its AETR as we cannot project the full-year impact of these specific items. Refer to Note 15 – Seller's Earn-out and Note 16 – Warrants for further detail on fair value adjustments for the Seller's Earn-Out and warrant liabilities, respectively.

As of each reporting date, the Company considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of March 31, 2022, the Company had not recorded a valuation allowance on the Company's deferred tax assets after considering all of the available evidence. As of December 31, 2021, a valuation allowance was previously recorded on the deferred tax assets of SymetryML, however, as of March 31, 2022, SymetryML was deconsolidated from the Company. Refer to Note 19 – Noncontrolling Interests for further detail.

13.
EQUITY-BASED COMPENSATION

Equity Award Activity

For the three months ended March 31, 2022, there were no stock options granted, exercised, or forfeited.

On March 11, 2022, the Company granted 3,287,721 RSUs at a fair value of $9.57 per share to employees and Board members. The vesting conditions for the RSUs are a mix of time-based and performance-based vesting conditions. The RSUs with performance-based vesting conditions are based on achievement of revenue or certain annual Adjusted Earnings Before Interest, Income Tax, Depreciation and Amortization (“Adjusted EBITDA”) targets. Compensation expense of $477 was recognized on the RSUs in the three months ended March 31, 2022 for service based awards. No compensation expense has been recognized on the RSUs with performance-based vesting conditions for the three months ended March 31, 2022 on the basis that achievement of the specified performance targets is not yet considered probable to be met. No restricted stock units were exercised or forfeited during this period.

Equity-Based Compensation Expense

The following table summarizes the total equity-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2022	2021
Platform operations	$262	$—
Sales and marketing	578	—
Technology and development	382	—
General and administrative	766	164
Total equity-based compensation expense	$1,988	$164

As of March 31, 2022, there was approximately $237 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.82 years.

As of March 31, 2022, there was $26,249 of total unrecognized compensation expense related to the RSUs, which is expected to be recognized over a weighted average period of 2.74 years.

14.
EQUITY

The Company has authorized a total of 370,000,000 shares for issuance with 350,000,000 shares designated as Common Stock and 20,000,000 shares designated as preferred stock.

The Company’s common shareholders are entitled to one vote per share for the election of the Company directors and all other matters submitted to a vote of stockholders of the company. Additionally, the Company’s common shareholders will be entitled to receive dividends when, as and if declared by the Company Board, payable either in cash, in property or in shares of capital stock, after payment to any Company preferred shareholders having preference, if any. Out of the total authorized Common Stock, 85,743,994 were issued and outstanding as of March 31, 2022 and December 31, 2021.

The Company Board are authorized to issue shares of preferred stock, without stockholder approval, with such designations, voting and other rights and preferences as they may determine. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

15.
SELLER'S EARN-OUT

The estimated fair value of the Seller’s Earn-Out, as defined in Note 16 – Seller’s Earn-Out included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, was determined using a Monte Carlo simulation valuation model using the most reliable information available. Assumptions used in the valuation were as follows:

	March 31,	December 31,
	2022	2021
Stock price	$9.84	$5.87
Dividend yield	0.0%	0.0%
Volatility	69.9%	67.9%
Risk-free rate	2.39%	0.96%
Forecast period (in years)	2.73	2.98

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

Seller’s Earn-Out to equity holders and vested Exchanged Options as of Close:

The Seller’s Earn-Out is recorded on the Condensed Consolidated Balance Sheet as a non-current liability since the expected date of achievement based on the valuation model is over twelve months as of March 31, 2022. The following table presents activity for the Seller's Earn-Out measured using the Monte Carlo model, described above, as of March 31, 2022 and December 31, 2021:

Seller's Earn-Out
Balance at December 31, 2021	$18,081
Change in fair value	24,656
Balance at March 31, 2022	$42,737

Seller’s Earn-Out to Exchanged Option and Exchanged Unit holders as of Close:

For the three months ended March 31, 2022, there was approximately $492 recorded in share-based compensation related to the Seller’s Earn-Out to Exchanged Option and Exchanged Unit holders. As of March 31, 2022, there was approximately $872 of unrecognized compensation expense, which is expected to be recognized over the remaining average requisite service period of 0.44 years.

Share-based compensation expense related to the Seller’s Earn-Out to Exchanged Option and Exchanged Unit holders was included in the Company’s Condensed Consolidated Statements of Operations as follows:

Three Months Ended March 31, 2022
Platform operations	$58
Sales and marketing	148
Technology and development	45
General and administrative	241
Total	$492

16.
WARRANTS

The following table summarizes the number of outstanding Public Warrants and Private Placement Warrants and the corresponding exercise price:

	March 31,	December 31,
	2022	2021	Exercise Price	Expiration Date
Public Warrants	10,541,667	10,541,667	$11.50	December 21, 2026
Private Placement Warrants	5,432,237	5,432,237	$11.50	December 21, 2026

Of the 5,432,237 Private Placement Warrants, 551,096 warrants are held in escrow subject to earn-out targets (“Escrow Warrants”). The Escrow Warrants will be released if the volume-weighted average price (“VWAP”) of the Company’s Common Stock equals or exceeds $14.00 per share for any 20 trading days within any consecutive 30 trading day period on or before the third anniversary of the Business Combination closing.

Measurement of Public Warrants

The Public Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of March 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ADTHW.

Measurement of Private Warrants

The Private Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of March 31, 2022 is classified as Level 2. A Monte Carlo simulation model is used to determine fair value.

The key inputs into the Monte Carlo simulation model for the Private Placement were as follows:

	March 31,	December 31,
	2022	2021
Risk-free interest rate	2.41%	1.25%
Dividend yield	0.00%	0.00%
Expected term (years)	4.73	4.98
Expected Volatility	30.90%	35.30%
Exercise Price	$11.50	$11.50
Stock Price	$9.84	$5.87

The volatility utilized in estimating the fair value of the Company’s Private Warrant liability was based on the weighted average of the implied volatility and guideline public company volatility. The implied volatility was estimated by calibrating to the market price of the public warrants as of the respective valuation date, using a binomial lattice model. The guideline public company volatility was estimated based on historical lookback volatility of guideline public companies over a term commensurate with the expected term of the warrant, as well as, consideration to implied volatilities sourced from Bloomberg, L.P.

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

Warrant liability

On March 31, 2022, the Public Warrants and Private Placement Warrants outstanding were determined to be $1.41 and $2.44 per warrant, respectively. On December 31, 2021, the Public Warrants and Private Placement Warrants outstanding were determined to be $0.68 and $0.92 per warrant, respectively.

The following table presents the changes in the fair value of the Public and Private Placement Warrants:

	Public Warrants	Private Placement Warrants	Total Warrant Liabilities
Fair value as of December 31, 2021	$7,168	$4,998	$12,166
Change in valuation inputs or other assumptions	7,696	8,240	15,936
Fair value as of March 31, 2022	$14,864	$13,238	$28,102

17.
FAIR VALUE MEASUREMENTS

The following tables summarize the Company's liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment in SymetryML Holdings(2)	$—	$—	$861	$861
Total assets	$—	$—	$861	$861
Liabilities:
Public warrants(1)	$14,864	$—	$—	$14,864
Private placement warrants(1)	—	13,238	—	13,238
Seller's Earn-Out(1)	—	—	42,737	42,737
Total liabilities	$14,864	$13,238	$42,737	$70,839

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investment in SymetryML Holdings(2)	$—	$—	$—	$—
Total assets	$—	$—	$—	$—
Liabilities:
Public warrants(1)	$7,168	$—	$—	$7,168
Private placement warrants(1)	—	4,998	—	4,998
Seller's Earn-Out(1)	—	—	18,081	18,081
Total liabilities	$7,168	$4,998	$18,081	$30,247

(1)
Refer to Note 16 — Seller's Earn-Out and Note 17 — Warrants to the Consolidated Financial Statements for the year ended December 31, 2021 for further information about the initial and subsequent measurement, including significant assumptions and valuation methodologies of these instruments.
(2)
Refer to Note 20 — SymetryML and SymetryML Holdings below for further information about the initial measurement, including significant assumptions and valuation methodologies of this investment.
18.
EARNINGS PER SHARE

The computation of net (loss) income per share was as follows:

	Three Months Ended March 31,
	2022	2021
Net (loss) income attributable to AdTheorent Holding Company, Inc.	$(41,740)	$2,003

Weighted-average common shares outstanding - basic	85,743,994	59,853,506
Effect of dilutive equity-based awards	—	444,040
Weighted-average common shares outstanding - diluted	85,743,994	60,297,546

Earnings per share:
Basic	$(0.49)	$0.03
Diluted	$(0.49)	$0.03

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net (loss) income per Common Stockholder because their impact would have been anti-dilutive for the period presented or their contingency conditions were not met:

	March 31,	March 31,
	2022	2021
Stock options	7,726,543	7,302,043
Restricted Stock Units (RSUs)	4,134,802	-
Public Warrants	10,541,667	-
Private Placement Warrants (1)	5,432,237	-
Seller's Earn-Out	6,785,714	-
Sponsor Earn-Out	598,875	-
Total	35,219,838	7,302,043

(1)
Of the 5,432,237 Private Placement Warrants, 551,096 warrants are held in escrow subject to earn-out targets.
19.
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

Immediately following the contributions described above, Class B interests that vest over time, comprising 50% of the total equity interests of SymetryML Holdings, were offered to certain employees of SymetryML. Legacy AdTheorent retained the remaining 50% total equity interests, through the holding of all Class A equity interests in SymetryML Holdings.

SymetryML Holdings and SymetryML was ultimately deconsolidated as of March 31, 2022. The deconsolidation transaction results in the removal of the noncontrolling interest presentation. The Company’s retained investment in SymetryML Holdings is accounted for using the fair value option as of March 31, 2022. Refer to Note 20 –SymetryML and SymetryML Holdings for details leading to the deconsolidation and the related accounting impact.

As of March 31, 2022 prior to the deconsolidation and March 31, 2021, 43% and 33% of the total equity interests of SymetryML Holdings were owned by noncontrolling interests, respectively.

20.
SYMETRYML AND SYMETRYML HOLDINGS

SymetryML was a wholly owned subsidiary of SymetryML Holdings prior to the deconsolidation transaction discussed below. SymetryML Holdings owned 100% of the common stock of SymetryML, which prior to the deconsolidation transaction were the only equity interests outstanding.

SymetryML Series Seed Preferred Stock Agreement

On March 31, 2022, SymetryML entered into a series seed preferred stock purchase agreement whereby $400 was raised from outside investors in exchange for 12,075 shares of series seed preferred stock in SymetryML at a price of $33.13 per share. An additional 78,491 shares of series seed preferred stock is authorized to be issued, but were not issued and outstanding as of March 31, 2022.

In conjunction with the series seed preferred stock purchase agreement, the outstanding SAFE Notes converted into 118,868 shares of series seed preferred stock at $26.50 per share, reflecting a discount per share of 80% in accordance with the existing terms of the outstanding SAFE Notes. (Refer to Note 11 — SAFE Notes for more information).

Following the series seed preferred stock purchase and SAFE Notes conversion described above, a total of 130,943 preferred shares were issued and outstanding as of March 31, 2022 along with the previously issued and outstanding 100,000 common shares in SymetryML which are held entirely by SymetryML Holdings.

As a result of this series seed preferred financing transaction, SymetryML Holdings’ interest in SymetryML was diluted from 100% of the outstanding equity to 43% on an as-converted to common stock basis. In addition, the SymetryML board of directors’ composition was modified from three members each controlled by the common shareholders to a five-member board of which four seats are controlled by preferred shareholders and one seat is controlled by common shareholders. This transaction therefore triggered a reassessment of whether the Company should continue to consolidate its investment in SymetryML under ASC 810, Consolidations.

Based on the Company’s assessment, SymetryML is considered a variable interest entity (“VIE”) because it does not have sufficient equity at risk to finance its activities without additional subordinated financial support. SymetryML Holdings is not the primary beneficiary as it no longer has the power to direct the activities that most significantly impact SymetryML’s economic performance. The Company therefore deconsolidated its investment in SymetryML as of March 31, 2022, contributing to the total gain on deconsolidation of both SymetryML and SymetryML Holdings presented below.

SymetryML Holdings Amended and Restated LLC Agreement

On March 31, 2022, SymetryML Holdings amended and restated its limited liability company agreement (“LLC agreement”). SymetryML Holdings is controlled by its board of directors, which previously had two members elected by Class A equity interest holders and one member elected by the Class B equity interest holders. The amended LLC agreement resulted in a change in the three-member board composition such that Class A equity interest holders elect only one member and the Class B equity interest holders elect the other two board members. This amendment to the LLC agreement therefore triggered a reassessment of whether the Company should continue to consolidate its investment in SymetryML Holdings under ASC 810, Consolidations. The Company retained ownership of all Class A equity interests in SymetryML Holdings representing 57% of the total equity interests in SymetryML Holdings.

Based on the Company’s assessment, SymetryML Holdings is considered a VIE because the holders of the equity investment at risk, as a group, lack the power to direct the activities of SymetryML Holdings that most significantly impact its economic performance. This is due to the conclusion that Class B equity interests do not meet the definition of equity at risk because the Class B interests were issued by Legacy AdTheorent to SymetryML management as founders’ equity to compensate for past and future services to SymetryML.

The Company further concluded that the Company is not the primary beneficiary as it no longer has the power to direct the activities that most significantly impact SymetryML economic performance. The Company therefore deconsolidated its investment in SymetryML Holdings as of March 31, 2022, contributing to the total gain or loss on deconsolidation of both SymetryML and SymetryML Holdings presented below.

Deconsolidation of SymetryML and SymetryML Holdings

Based on the conclusions above, the Company deconsolidated both SymetryML Holdings and SymetryML as of March 31, 2022, resulting in a gain of $1,939, of which $541 related to the remeasurement of the retained noncontrolling investment to fair value. The gain of $1,939 has been recorded separately on the Company’s Condensed Consolidated Statements of Operations. The following table shows the amounts related to the accounting for the deconsolidation transaction:

March 31, 2022
Fair value of consideration received	$—
Fair value of retained noncontrolling interest	861
Carrying amount of deconsolidated noncontrolling interest	2,372
Less: Carrying amount of deconsolidated net assets	(1,294)
Gain on deconsolidation	$1,939

Retained Fair Value Option Investments in SymetryML and SymetryML Holdings

As a result of the deconsolidation of SymetryML and SymetryML Holdings, the Company has retained a noncontrolling investment in Symetry ML Holdings that provides the Company the ability to exercise significant influence over both VIEs. The entities will continue to be considered related parties of the Company following the deconsolidation.

For its retained noncontrolling investment in SymetryML Holdings, the Company has made an irrevocable election to account for its investment at fair value with changes in fair value reported in earnings. The Company elected to apply fair value accounting to the retained investments in SymetryML Holdings because the Company believes that fair value is the most relevant measurement attribute for these investments, as well as to reduce operational and accounting complexity. The Company’s election to apply fair value accounting to these investments may cause fluctuations in the Company’s earnings from period to period. The fair value of the Company’s retained investment was $861 as of March 31, 2022.

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to the carrying amount of its investment which is recorded at fair value each reporting period as described above. There are not any explicit or implicit contracts, guarantees, or commitments that would require the Company to provide financial support to the investees or any other arrangements that could expose the Company to losses beyond the fair value of its current investment.

21.
LEASES

The Company has operating lease agreements for office space in the United States. The agreements expire over the next three years, except for the New York headquarters office, which expires in 2028. The Company recognizes operating lease expense on a straight-line basis over the term of the lease.

Additionally, the Company has short-term leases with an initial term of twelve months or less that are not recorded on the Condensed Consolidated Balance Sheet.

Lease expense is allocated to Operating expense categories (Platform operations, Sales and marketing, Technology and development, General and administrative) in the Condensed Consolidated Statements of Operations in proportion to headcount in each of these categories. The components of lease expense for the three months ended March 31, 2022 were as follows:

March 31, 2022
Operating Lease Cost	$231
Short Term Lease Cost	22
Variable Lease Cost	—

Supplemental cash flow information related to the Company’s operating leases for the three months ended March 31, 2022 were as follows:

March 31, 2022
Operating cash flows used for operating leases	$249
Right-of-use assets obtained in exchange for new operating lease obligations	—

Supplemental balance sheet information related to the Company’s operating leases for the three months ended March 31, 2022 were as follows:

March 31, 2022
Weighted average remaining lease term (years)	6.38
Weighted average discount rate (%)	3.25%

Approximate future minimum lease payments for the Company’s operating leases are as follows as of March 31, 2022:

March 31, 2022
2022	$1,096
2023	1,391
2024	1,378
2025	1,409
2026	1,415
Thereafter	2,387
Total operating lease payments	$9,076
Less: Imputed interest	(876)
Total operating lease liabilities	$8,200

In connection with several lease agreements, the Company maintains letters of credit in the total amount of approximately $983 as of March 31, 2022 and December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, the impact of COVID-19 on our business, operations, and the markets and communities in which we, our clients, and partners operate, results of operations, revenues, operating expenses, and capital expenditures, sales and marketing initiatives and competition. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

We discuss many of these risks in our Annual Report on Form 10-K for the year ended December 31, 2021 in greater detail under the heading “Item 1A. Risk Factors” and in other filings we make from time to time with the Securities and Exchange Commission ("SEC"). Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q, which are inherently subject to change and involve risks and uncertainties. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.

Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2021, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

References to “Notes” are notes included in our unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Unless otherwise indicated, the terms “AdTheorent,” “we,” “us,” or “our” refer to AdTheorent Holding Company, Inc., together with its consolidated subsidiaries.

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

We use machine learning and advanced data science to organize, analyze and operationalize non-sensitive data to deliver real-world value for customers. Central to our ad-targeting and campaign optimization methods, we build custom machine learning models for each campaign using historic and real-time data to predict future consumer conversion actions for every digital ad impression. We have integrations with Ad Exchanges/Supply Side Platforms (SSPs), from which we are sent ad impression opportunities to evaluate and purchase. We predictively score all of these ad impression opportunities for the purpose of deciding which ad impressions will likely drive valuable conversions or engagement activity for our customers. Our predictive platform scores over one million digital ad impressions per second and approximately 87 billion digital ad impressions per day, assigning a “predictive score” to each. Each predictive score is determined by correlating non-personal data attributes associated with the particular impression with data corresponding to previously purchased impressions that yielded consumer conversion or engagement activity. Such non-individualized attributes include variables such as publisher, content and URL keywords, device make, device operating system and other device attributes, ad position, geographic data, weather, demographic signals, creative type and size, etc. The “predictive scores” generated by our platform allow us and our advertising clients to determine which ad impressions are more likely or less likely to result in client-desired

KPIs. Our machine learning models are customized for every campaign and our platform “learns” over the course of each campaign as it processes more data related to post media view conversion experience. Based on these statistical probabilities or “predictive scores,” our platform automatically determines bidding optimizations to drive conversions and advertiser ROI or ROAS, bidding on less than .001 of the evaluated impressions. Our use of machine learning and data science helps us to maximize efficiency and performance, enabling our customers to avoid wasted ad spend related to suboptimal impressions such as impressions that are predicted to be at a greater risk for fraud/invalid traffic or impressions with a higher likelihood of being unviewable, unmeasurable, and not brand safe, among other factors.

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

Supplementing our core machine learning-powered platform capabilities, we offer customized vertical solutions to address the needs of advertisers in specialized industries. These specialized solutions feature vertical-specific capabilities related to targeting, measurement and audience validation. Our Pharmaceutical and Healthcare offering (“AdTheorentRx”) harnesses the power of machine learning to drive superior performance on campaigns targeting both healthcare providers (“HCP”) and patients, leveraging HIPAA-compliant methods and targeting practices that comply with Network Advertising Initiative (“NAI”) Code and other self-regulatory standards. Our Banking, Financial Services and Insurance (“BFSI”) solutions drive real-world performance within the context of regulatory requirements and data use best practices intended to prevent discrimination and the use of "prohibited basis variables" in the promotion of federally regulated credit-extension products. We have created additional industry-tailored offerings to address the unique challenges and opportunities in a growing range of verticals, including retail, automotive, dining, and entertainment.

Factors Affecting Our Performance

Growth of the Programmatic Advertising Market

Our operating results and prospects will be impacted by the overall continued adoption of programmatic advertising by inventory owners and content providers, as well as advertisers and the agencies that represent them. Programmatic advertising has grown rapidly in recent years, and any acceleration, or slowing, of this growth, due to macro economic factors or otherwise, would affect our operating and financial performance. In addition, even if the programmatic advertising market continues to grow at its current rate, our ability to successfully position ourself within the market will impact the future growth of the business.

Investment in Platform and Solutions to Provide Continued Differentiation in Evolving Market

We believe that the capabilities and differentiation offered by our platform and solutions have been critical to our historical growth. Continued innovation in an evolving programmatic marketplace will be an important driver of our future growth. We anticipate that operating expenses will increase in the foreseeable future as the Company invests in platform operations and technology, data science and machine learning capabilities and data infrastructure and tools to enhance our custom solutions and value-added offerings. We believe that these investments will contribute to our long-term growth, although they may have a negative impact on profitability in the near-term.

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

Development of International Markets

Although almost all of our historic revenue is attributable to campaigns and operations in the United States and Canada, we plan to explore opportunities to serve new international markets, including serving the global needs of existing customers. We believe that the global opportunity for programmatic advertising is significant and should continue to expand as publishers and advertisers outside the United States and Canada increasingly seek to adopt the benefits that programmatic advertising provides. We believe that our privacy-forward approach to ad targeting and data usage will provide desired differentiation and value in highly and increasingly regulated markets such as the EU, which is subject to the “General Data Protection Regulation (“GDPR”). Our ability to efficiently expand into new markets will affect our operating results.

Managing Seasonality

The global advertising industry experiences seasonal trends that affect the vast majority of participants in the digital advertising ecosystem. Most notably, advertisers have historically spent relatively more in the fourth quarter of the calendar year to coincide with the holiday shopping season, and relatively less in the first quarter. In addition to the impact on revenue, seasonal demand for advertising inventory also has a corresponding impact on media costs that increase or decrease with seasonal demand, which impacts profitability. We expect seasonality trends to continue, and our ability to manage resources in anticipation of these trends could affect operating results.

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

The number of active customers for the three months ended March 31, 2022, was 315, and for the three months ended March 31, 2021, was 280, increasing by 35 customers, or 12.5%.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our Condensed Consolidated Financial Statements. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this document as well as the Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC, for additional information regarding the components of our results of operations and our accounting policies.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table summarizes our historical results of operation for the periods presented:

	Three Months Ended
	March 31, 2022		March 31, 2021		Change	%
(amounts in US Dollars)	(in thousands, except for percentages)
Revenue	$34,241	100.0%	$30,967	100.0%	$3,274	10.6%
Operating expenses:
Platform operations	17,772	51.9%	14,888	48.1%	2,884	19.4%
Sales and marketing	10,330	30.2%	8,058	26.0%	2,272	28.2%
Technology and development	4,285	12.5%	2,463	8.0%	1,822	74.0%
General and administrative	5,601	16.4%	2,137	6.9%	3,464	162.1%
Total operating expenses	37,988	110.9%	27,546	89.0%	10,442	37.9%
(Loss) income from operations	(3,747)	-10.9%	3,421	11.0%	(7,168)	-209.5%
Interest expense, net	(109)	-0.3%	(600)	-1.9%	491	-81.8%
Loss on change in fair value of Seller's Earn-Out	(24,656)	-72.0%	—	0.0%	(24,656)	**
Loss on change in fair value of warrants	(15,936)	-46.5%	—	0.0%	(15,936)	**
Gain on deconsolidation of SymetryML	1,939	5.7%	—	0.0%	1,939	**
Loss on change in fair value of SAFE Notes	(788)	-2.3%	—	0.0%	(788)	**
Other income, net	(18)	-0.1%	—	0.0%	(18)	**
Total other expense, net	(39,568)	-115.6%	(600)	-1.9%	(38,968)	**
(Loss) income from operations before income taxes	(43,315)	-126.5%	2,821	9.1%	(46,136)	**
Benefit (provision) for income taxes	1,025	3.0%	(988)	-3.2%	2,013	-203.7%
Net (loss) income	$(42,290)	-123.5%	$1,833	5.9%	$(44,123)	**

** Not meaningful

Revenue

Total revenue for the three months ended March 31, 2022 and 2021 was $34.2 million and $31.0 million, respectively, an increase of $3.3 million, or 10.6%. Growth was driven by increases in spend within the Healthcare/Pharma and Retail verticals which increased $2.7 million, or 28% collectively. In addition, the overall increase was driven by continued increased CTV revenue which grew $0.7 million or 42%.

Operating expenses

Total Operating Expenses for the three months ended March 31, 2022 and 2021 were $38.0 million and $27.5 million, respectively, an increase of $10.4 million, or 37.9%.

Platform operations

Platform operations expenses for the three months ended March 31, 2022 and 2021 were $17.8 million and $14.9 million, respectively. The increase of $2.9 million, or 19.4%, was mainly attributable to revenue driven TAC costs which increased approximately $1.1 million, or 10.7%. Also contributing to the overall increase in platform operations expenses, volume-driven increases in hosting expense increased approximately $0.5 million and hiring-driven increases in allocated costs of our personnel – which set up and monitor campaign performance – totaled approximately $0.6 million.

Sales and marketing

Sales and marketing expenses for the three months ended March 31, 2022 and 2021 were $10.3 million and $8.1 million, respectively. The increase of $2.3 million, or 28.2%, was primarily due to a $1.1 million increase in employee expenses related to hiring for the sales and customer support teams, and an increase of $0.4 million for travel-related expenses as sales personnel begin to resume more traditional business travel routines.

Technology and development

Technology and development expenses for the three months ended March 31, 2022 and 2021 were $4.3 million and $2.5 million, respectively. The increase of $1.8 million, or 74.0%, was mainly due to $1.0 million of incremental software expense incurred in the three months ended March 31, 2022, and increases in hiring and employee related costs to support research and product development.

General and administrative

General and administrative expenses for the three months ended March 31, 2022 and 2021 were $5.6 million and $2.1 million, respectively. The increase of $3.5 million, or 162.1%, was primarily due to an increase in costs related to becoming a public company in December 2021, including approximately $1.3 million related to legal and professional fees, such as increased audit fees, investor relations fees, and the legal review of certain forms filed with the SEC. We also had an increase in insurance expense of $0.8 million in the three months ended March 31, 2022, mainly driven by Directors & Officers insurance incurred.

Interest expense

Total Interest expense, net for the three months ended March 31, 2022 and 2021 was $0.1 million and $0.6 million, respectively, a decrease of $0.5 million, or 81.8%. The decrease in interest expense a direct result of a reduction in loan principal balance.

Loss on change in fair value of Seller's Earn-Out

For the three months ended March 31, 2022, the Seller's Earn-Out liability had an increase in fair value of $24.7 million resulting in a loss for this amount. The increase in fair value was primarily a result of the increase in our stock price from December 31, 2021 to March 31, 2022. The Seller's Earn-Out was a result of the Business Combination on December 22, 2021, as detailed in Note 3 – Business Combination included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Loss on change in fair value of warrants

For the three months ended March 31, 2022, the warrants liability had an increase in fair value of $15.9 million, resulting in a loss for this amount. The increase in fair value was primarily a result of the increase in our stock price from December 31, 2021 to March 31, 2022. The warrants were assumed by the Company in connection with the Business Combination on December 22, 2021, as detailed in Note 3 – Business Combination included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Benefit (provision) for income taxes

Benefit (provision) income taxes for the three months ended March 31, 2022 and 2021 was $1.0 million and ($1.0 million), respectively, a change of $2.0 million. The AETR for the three months ended March 31, 2022 and 2021 was 33.0% and 35.1%, respectively. The AETR for the three months ended March 31, 2022 was more than the statutory rate of 21% primarily due to state and local income taxes, meals and entertainment, and executive equity-based compensation not deductible for tax purposes. Additionally, we did not include any fair value adjustments not reasonably estimable for the full year in the calculation of our AETR, such as the Seller's Earn-out and warrant liabilities as we cannot project the full-year impact of these specific items.

Non-GAAP Financial Information

We calculate and monitor certain non-GAAP financial measures to help set budgets, establish operational goals, analyze financial results and performance, and make strategic decisions. We also believe that the presentation of these non-GAAP financial measures provides an additional tool for investors to use in comparing our results of operations over multiple periods. However, the non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies due to differences in the way that these measures are calculated. The non-GAAP financial measures presented should not be considered as the sole measure of our performance, and should not be considered in isolation from, or a substitute for, comparable financial measures calculated in accordance with generally with accepted accounting principles in the United States (“GAAP”).

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

The following table presents the calculation of gross profit and reconciliation of gross profit to Adjusted Gross Profit for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
(amounts in US Dollars)	(in thousands)
Revenue	$34,241	$30,967
Less: Platform operations	17,772	14,888
Gross Profit	16,469	16,079
Add back: Other platform operations	6,516	4,719
Adjusted Gross Profit (1)	$22,985	$20,798

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

	Three Months Ended March 31,
	2022	2021
(amounts in US Dollars)	(in thousands)
Net (loss) income	$(42,290)	$1,833
Interest expense, net	109	600
Tax (benefit) expense	(1,025)	988
Depreciation and amortization	2,088	2,102
EBITDA (1)	$(41,118)	$5,523
Equity based compensation	1,988	164
Seller's Earn-Out equity-based compensation	492	—
Transaction costs (2)	140	241
Loss on change in fair value of Seller's Earn-Out (3)	24,656	—
Loss on change in fair value of warrants (4)	15,936	—
Gain on deconsolidation of SymetryML (5)	(1,939)	—
Loss on change in fair value of SAFE Notes (6)	788	—
Management fees (7)	—	217
Non-core operations (8)	351	599
Adjusted EBITDA (1)	$1,294	$6,744

Adjusted EBITDA as a Percentage of Adjusted Gross Profit and Adjusted Gross Profit as a Percentage of Revenue

	Three Months Ended March 31,
	2022	2021
(amounts in US Dollars)	(in thousands, except for percentages)
Gross Profit	$16,469	$16,079
Net (loss) income	$(42,290)	$1,833
Net income as a % of Gross Profit	-256.8%	11.4%
Adjusted Gross Profit (1)	$22,985	$20,798
Adjusted EBITDA (1)	$1,294	$6,744
Adjusted EBITDA as a % of Adjusted Gross Profit (1)	5.6%	32.4%
Gross Profit	$16,469	$16,079
Revenue	$34,241	$30,967
Gross Profit as a % of Revenue	48.1%	51.9%
Revenue	$34,241	$30,967
Adjusted Gross Profit (1)	$22,985	$20,798
Adjusted Gross Profit as a % of Revenue (1)	67.1%	67.2%

(1)
We use non-GAAP financial measures to help set budgets, establish operational goals, analyze financial results and performance, and make strategic decisions.
(2)
Includes incurred transaction-related expenses and costs related to strategic initiatives in the three months ended March 31, 2021 which were suspended due to the COVID-19 pandemic. In the three months ended March 31, 2022, includes professional fees directly related to the Business Combination.
(3)
In connection with the Business Combination, a Seller's Earn-Out liability was recorded. The loss represents the increase in fair value of the Seller's Earn-Out from December 31, 2021 to March 31, 2022.
(4)
In connection with the Business Combination, a liability for warrants was recorded. The loss represents the increase in fair value of the warrants from December 31, 2021 to March 31, 2022.
(5)
In the three months ended March 31, 2022, we deconsolidated SymetryML which resulted in a gain. Refer to Note 20 — SymetryML and SymetryML Holdings of our Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q, for more information.
(6)
In the three months ended, March 31, 2022, the SAFE Notes were valued which resulted in a loss. Refer to Note 11 — SAFE Notes of our Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q, for more information.

(7)
On December 22, 2016, we closed a growth recapitalization transaction with H.I.G. Capital. The agreements related to fees paid to H.I.G. Capital were discontinued effective December 22, 2021, the closing date of the Business Combination.
(8)
Effective as of March 1, 2020, we effectuated a contribution of our SymetryML department into a new subsidiary, SymetryML, Inc. We periodically raised capital to fund Symetry operations, by entering into Simple Agreement for Future Equity Notes (“SAFE Note”) with several parties (Refer to Note 11 — SAFE Notes of our Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q, for more information). We view SymetryML operations as non-core, and do not intend to fund future operational expenses incurred in excess of SAFE Note funding secured. Effective March 31, 2022, we will no longer consolidate SymetryML. Refer to Note 20 — SymetryML and SymetryML Holdings of our Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q, for more information.

Liquidity and Capital Resources

Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, development expenses, general and administrative expenses, and others. As of March 31, 2022, we had $63.7 million in cash and cash equivalents.

As of March 31, 2022, our working capital was $92.8 million. All amounts previously drawn on our Revolving Credit Facility, as defined below were re-paid in January 2022 and we do not anticipate a need to borrow on this facility in the immediate future. We believe we have sufficient sources of liquidity, including cash generated from operations as well as the capacity on the Revolving Credit Facility, to support our operating needs, capital requirements, and debt service requirements for the next twelve months.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Our purchase commitments per our standard terms and conditions with our suppliers and vendors are cancellable in whole or in part with or without cause prior to delivery. If we terminate an order, we will have no liability beyond payment of any balances owing for goods or services delivered previously.

Silicon Valley Bank Revolver

On September 21, 2017, Legacy AdTheorent, as defined in Note 1 – Description of Business included in our Annual Report on Form 10-K for the year ended December 31, 2021, entered into a Loan and Security agreement (“Loan and Security Agreement”) with Silicon Valley Bank (“SVB”). The original Loan and Security Agreement consisted of a revolving line (“SVB Revolver”) and letters of credit (“Letters of Credit”). The SVB Revolver is available on demand and accrues interest at Prime (as defined in the Loan and Security Agreement) plus 2.5% and interest shall be payable monthly. The borrowing base of the SVB Revolver is 80.0% of the Company’s eligible accounts receivable. Upon expiration, all outstanding principal and interest are due. The collections of our accounts receivable are applied to the outstanding loan balance daily.

Since the inception of the Loan and Security Agreement, Legacy AdTheorent has entered into several amendments, primarily to extend the term of the agreement. On December 22, 2021, we entered into a senior secured credit facilities credit agreement (the “Senior Secured Agreement”) with SVB. The Senior Secured Agreement allows us to borrow up to $40,000 in a revolving credit facility ("Revolving Credit Facility"), including a $10,000 sub-limit for letters of credit and a swing line sub-limit of $10,000. The Revolving Credit Facility commitment termination date is December 22, 2026. We accounted for the Senior Secured Agreement as a debt modification.

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

Our borrowings under the Revolving Credit Facility as of March 31, 2022 consist of ABR loans.

All obligations under the Senior Secured Agreement are secured by a first priority lien on substantially all assets of the Company.

We are subject to customary representations, warranties, and covenants. The Senior Secured Agreement requires that the Company meet certain financial and non-financial covenants which include, but are not limited to, (i) delivering audited consolidated financial statements to the lender within 90 days after year-end commencing with the fiscal year ending December 31, 2022 financial statements, (ii) delivering unaudited quarterly consolidated financial statements within 45 days after each fiscal quarter, commencing with the quarterly period ending on March 31, 2022 and (iii) maintaining certain leverage ratios and liquidity coverage ratios. As of March 31, 2022, we were in full compliance with the terms of the Senior Secured Agreement.

As of March 31, 2022, we had one letter of credit for approximately $1.0 million and no amounts were drawn on the revolving credit facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
(amounts in US Dollars)	(in thousands)
Net cash provided by operating activities	$2,830	$8,426
Net cash used in investing activities	$(789)	$(594)
Net cash used in financing activities	$(38,417)	$(321)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2022 was $2.8 million compared to $8.4 million for the three months ended March 31, 2021. The decrease of $5.6 million was primarily due to the following:

•
Increase in cash paid for insurance premiums of $3.2 million primarily related to being a newly public company.
•
Increase in cash paid for employee expenses primarily due to the increase in headcount of $2.9 million.
•
Increase in cash paid related to campaign costs of $1.7 million.
•
Increase in cash paid for professional services of $1.5 million related to being a newly public company including increased audit, consulting, and legal fees.
•
Timing differences of certain payments and collections. DPO decreased 7.0% to 66 days for the three months ended March 31, 2022 from 71 days for the year ended March 31, 2021 and DSO increased 6.5% to 114 days for the three months ended March 31, 2022 from 107 days for the three months ended March 31, 2021.

Offsetting increases in operating cash included the following:

•
Cash collected for revenue increased $5.1 million
•
Decrease in cash paid for interest of $0.5 million.

Typical Payment Terms

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

Days sales outstanding ("DSO") is calculated by dividing average accounts receivable for the period by revenue recorded for the period multiplied by the number of days in the period. Our standard payment terms range from 30 to 60 days. For the periods presented, our DSO has exceeded the standard payment terms of customers, because like many companies in our industry, we often experience slow payment by advertising agencies, such that advertising agencies typically collect payment from their customers before remitting payment to us. We evaluate the creditworthiness of customers on a regular basis.

Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for doubtful accounts is based on the best estimate of the amount of probable credit losses in existing accounts receivable. We individually review all balances that exceed 90 days from the invoice date and assesses for provisions for doubtful accounts based on an assessment of the balance that will not be collected. Factors considered include the aging of the receivable, historical write off experience, the creditworthiness of each agency customer, and general economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote.

We expect to continue generating strong positive cash flows as we scale our operations.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022 was $0.8 million, primarily consisting of capitalized software development costs of $0.6 million

Net cash used in investing activities during the three months ended March 31, 2021 was $0.6 million, primarily consisting of capitalized software development costs of $0.6 million.

We expect to continue capitalizing software and purchasing property and equipment as we expand our operations.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2022 was $38.4 million, consisting primarily of the re-payment of revolver borrowings of $39.0 million. We also received proceeds from the SAFE Notes of $0.2 million and proceeds related to a SymetryML issuance of preferred stock of $0.4 million.

Net cash used in financing activities during the three months ended March 31, 2021 was $0.3 million, consisting of payment of term loan of $0.6 million and proceeds from SAFE Notes of $0.3 million.

Critical Accounting Policies and Significant Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”). Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our Condensed Consolidated Financial Statements. We believe that our policies for revenue recognition, equity-based compensation, software development costs, goodwill, and long-lived asset recoverability have the greatest potential impact on our Condensed Consolidated Financial Statements and are therefore considered our critical accounting policies and estimates.

During the three months ended March 31, 2022, there were no changes in our critical accounting policies or estimates. See Note 2 — Summary of Significant Accounting Policies, of the Condensed Consolidated Financial Statements included elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC, for additional information regarding our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired controls.

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are made aware of legal allegations arising in the ordinary course of our business. We are not currently a party to any actions, claims, suits or other legal proceedings the outcome of which, if determined adversely to AdTheorent, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors

There have not been any material changes to the information related to the ITEM 1A. “Risk Factors” disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Prospectus, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report. The risks and uncertainties described in our Annual Report are not the only ones we face.

Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Exhibit	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADTHEORENT HOLDING COMPANY, INC.

	By:	/s/ James Lawson
James Lawson
Chief Executive Officer and Director
(principal executive officer)
Date: May 11, 2022

	By:	/s/ Chuck Jordan
Chuck Jordan
Chief Financial Officer
(principal financial and accounting officer)
Date: May 11, 2022