Form 10-Q
period 2022-06-30
AdTheorent Holding Company, Inc.
filed 2022-08-09
CIK 1838672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, the registrant had 86,476,989 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$63,628	$100,093
Accounts receivable, net	44,089	55,936
Income tax recoverable	99	95
Prepaid expenses	7,901	3,801
Total current assets	115,717	159,925
Property and equipment, net	571	409
Operating lease right-of-use assets	6,249	—
Investment in SymetryML Holdings	851	—
Customer relationships, net	6,712	8,986
Other intangible assets, net	6,830	7,608
Goodwill	34,842	35,778
Deferred income taxes, net	3,670	434
Other assets	368	402
Total assets	$175,810	$213,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,989	$12,382
Accrued compensation	3,985	10,530
Accrued expenses	2,422	4,664
Operating lease liabilities, current	1,276	—
Total current liabilities	17,672	27,576
Revolver borrowings	—	39,017
SAFE Notes	—	2,950
Warrants	9,579	12,166
Seller's Earn-Out	5,318	18,081
Operating lease liabilities, non-current	6,832	—
Deferred rent	—	1,869
Total liabilities	39,401	101,659
Stockholders’ equity
Preferred Stock, $0.0001 per share, 20,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common Stock, $0.0001 par value, 350,000,000 shares authorized; 86,099,633 and 85,743,994 shares issued and outstanding as of June 30, 2022 and December 31, 2021	9	9
Additional paid-in capital	77,851	70,778
Retained earnings	58,549	42,512
Total stockholders’ equity attributable to AdTheorent Holding Company, Inc.	136,409	113,299
Noncontrolling interests in consolidated subsidiaries	—	(1,416)
Total stockholders' equity	136,409	111,883
Total liabilities and stockholders’ equity	$175,810	$213,542

See accompanying notes to condensed consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$42,476	$39,867	$76,717	$70,834
Operating expenses:
Platform operations	20,854	18,263	38,626	33,151
Sales and marketing	11,083	8,422	21,413	16,480
Technology and development	4,153	2,670	8,438	5,133
General and administrative	5,103	7,977	10,704	10,114
Total operating expenses	41,193	37,332	79,181	64,878
Income (loss) from operations	1,283	2,535	(2,464)	5,956
Interest expense, net	(47)	(610)	(156)	(1,210)
Gain on change in fair value of Seller's Earn-Out	37,419	—	12,763	—
Gain on change in fair value of warrants	18,523	—	2,587	—
Gain on deconsolidation of SymetryML	—	—	1,939	—
Loss on change in fair value of SAFE Notes	—	—	(788)	—
Loss on fair value of investment in SymetryML Holdings	(10)	—	(10)	—
Other (expense) income, net	(1)	20	(19)	20
Total other income (expense), net	55,884	(590)	16,316	(1,190)
Net income before benefit (provision) for income taxes	57,167	1,945	13,852	4,766
Benefit (provision) for income taxes	610	(584)	1,635	(1,572)
Net income	$57,777	$1,361	$15,487	$3,194
Less: Net loss attributable to noncontrolling interest	—	171	550	341
Net income attributable to AdTheorent Holding Company, Inc.	$57,777	$1,532	$16,037	$3,535
Earnings per share:
Basic	$0.67	$0.03	$0.19	$0.06
Diluted	$0.62	$0.02	$0.17	$0.06
Weighted-average common shares outstanding:
Basic	85,766,302	59,873,921	85,755,210	59,863,656
Diluted	93,402,650	67,078,778	93,263,518	63,688,104

See accompanying notes to condensed consolidated financial statements.

ADTHEORENT HOLDING COMPANY, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except for number of shares)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
December 31, 2021	85,743,994	$9	$70,778	$42,512	$(1,416)	111,883
Equity-based compensation	—	—	1,988	—	—	1,988
Seller's Earn-Out equity-based compensation	—	—	492	—	—	492
Conversion of SAFE Notes into SymetryML preferred stock	—	—	—	—	3,938	3,938
SymetryML preferred stock issuance	—	—	—	—	400	400
Deconsolidation of SymetryML Holdings	—	—	—	—	(2,372)	(2,372)
Net loss	—	—	—	(41,740)	(550)	(42,290)
March 31, 2022	85,743,994	$9	$73,258	$772	$—	$74,039
Equity-based compensation	—	—	3,856	—	—	3,856
Seller's Earn-Out equity-based compensation	—	—	499	—	—	499
Exercises of options	355,639	—	183	—	—	183
Transaction cost adjustment			55			55
Net income	—	—	—	57,777	—	57,777
June 30, 2022	86,099,633	$9	$77,851	$58,549	$—	$136,409

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
December 31, 2020	59,853,276	$6	$45,584	$16,309	$(632)	61,267
Equity-based compensation	—	—	164	—	—	164
Exercises of options	20,645	—	10	—	—	10
Net income (loss)	—	—	—	2,003	(170)	1,833
March 31, 2021	59,873,921	$6	$45,758	$18,312	$(802)	$63,274
Equity-based compensation	—	—	108	—	—	108
Exercises of options	8,602	—	8	—	—	8
Net income (loss)	—	—	—	1,532	(171)	1,361
June 30, 2021	59,882,523	$6	$45,874	$19,844	$(973)	$64,751

See accompanying notes to condensed consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$15,487	$3,194
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt	172	1
Amortization expense	3,950	4,154
Depreciation expense	92	70
Amortization of debt issuance costs	28	80
Gain on change in fair value of Seller's Earn-Out	(12,763)	—
Gain on change in fair value of warrants	(2,587)	—
Gain on deconsolidation of SymetryML	(1,939)	—
Loss on change in fair value of SAFE Notes	788	—
Loss on fair value of investment in SymetryML Holdings	10	—
Deferred tax benefit	(3,236)	(1,072)
Equity-based compensation	5,844	272
Seller's Earn-Out equity-based compensation	991	—
Changes in operating assets and liabilities:
Accounts receivable	11,675	6,819
Income taxes recoverable	(4)	86
Prepaid expenses and other assets	(3,626)	(1,204)
Accounts payable	(2,440)	(2,114)
Accrued expenses and other liabilities	(9,153)	(6,067)
Net cash provided by operating activities	3,289	4,219
Cash flows from investing activities
Capitalized software development costs	(1,240)	(1,119)
Purchase of property and equipment	(211)	(91)
Decrease in cash from deconsolidation of SymetryML	(69)	—
Net cash used in investing activities	(1,520)	(1,210)
Cash flows from financing activities
Cash received for exercised options	183	18
Payment of revolver borrowings	(39,017)	—
Proceeds from SAFE Notes	200	700
Proceeds from SymetryML preferred stock issuance	400	—
Payment of term loan	—	(1,213)
Net cash used in financing activities	(38,234)	(495)
Net (decrease) increase in cash and cash equivalents	(36,465)	2,514
Cash, cash equivalents and restricted cash at beginning of period	100,093	16,767
Cash, cash equivalents and restricted cash at end of period	$63,628	$19,281
Cash and cash equivalents	63,628	19,281
Restricted cash	—	—
Cash, cash equivalents and restricted cash at end of period	$63,628	$19,281
Supplemental disclosure of cash flow information
Increase in lease liabilities from obtaining right-of-use assets - ASC 842 adoption	$8,376	—
Increase in lease liabilities from obtaining right-of-use assets	$214	—
Non-cash investing and financial activities
Capitalized software and property and equipment, net included in accounts payable	$95	$11

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021. The Condensed Consolidated Balance Sheet as of December 31, 2021, has been derived from the Company's audited consolidated financial statements as of that date. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which include a complete set of footnote disclosures, including the Company's significant accounting policies. The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

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

Summary of Significant Accounting Policies

There have been no material changes in the Company's significant accounting policies during the six months ended June 30, 2022, as compared to the significant accounting policies described in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2021, except as detailed below.

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

The Company categorizes leases at their inception as either operating or finance leases. Operating leases are classified as non-current operating lease right-of-use assets and current and non-current operating lease liabilities on the Condensed Consolidated Balance Sheet. The Company did not have any finance leases upon adoption on January 1, 2022 or as of June 30, 2022.

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

See Note 19 – Leases for further details.

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

See Note 18 – SymetryML and SymetryML Holdings for further details.

Liquidity

As of June 30, 2022, the Company had cash of $63,628 and working capital, consisting of current assets, less current liabilities, of $98,045. The Company believes its existing cash and cash flow from operations will be sufficient to meet the Company’s working capital requirements for at least the next 12 months.

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

The Company has elected to expense the costs to obtain or fulfill a contract as incurred because the amortization period of the asset that the Company otherwise would have recognized is one year or less. Therefore, there were no contract cost assets recognized as of June 30, 2022 or December 31, 2021.

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

4.
ACCOUNTS RECEIVABLE, Net

Accounts receivable, net consisted of the following:

	June 30,	December 31,
	2022	2021
Accounts receivables	44,231	56,180
Other receivables	395	121
	44,626	56,301
Less: allowance for doubtful accounts	(537)	(365)
Accounts receivable, net	44,089	55,936

The provision for bad debt expense (benefit) on accounts receivable was $78 and ($1) for the three months ended June 30, 2022 and 2021, respectively and $172 and $1 for the six months ended June 30, 2022 and 2021, respectively.

The following table presents changes in the allowance for doubtful accounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$459	$448	$365	$457
Reserve for doubtful accounts	78	—	178	89
Write-offs, net of recoveries	—	—	(6)	(98)
Ending balance	$537	$448	$537	$448

5.
PREPAID EXPENSES

Prepaid expenses consisted of the following:

	June 30,	December 31,
	2022	2021
Income taxes	$4,841	$2,683
Insurance	1,604	—
Software	532	747
Sales and marketing	361	62
Other	563	309
Total	$7,901	$3,801

6.
PROPERTY AND EQUIPMENT, Net

Property and Equipment, net consisted of the following:

	June 30,	December 31,
	2022	2021
Computers and equipment	$970	$798
Less: accumulated depreciation	(399)	(389)
Total	$571	$409

Depreciation expense on Property and Equipment was $48 and $35 for the three months ended June 30, 2022 and 2021, respectively and $92 and $70 for the six months ended June 30, 2022 and 2021, respectively.

7.
INTANGIBLE ASSETS, Net

Intangible assets, net consisted of the following:

		June 30, 2022
	Remaining Weighted Average Useful Life (in years)	Gross amount	Accumulated amortization	Net carrying amount
Software	—	$6,038	$(6,038)	$—
Capitalized software costs	1.1	8,653	(6,401)	2,252
Customer relationships	1.6	31,492	(24,780)	6,712
Trademarks/tradename	4.6	10,195	(5,617)	4,578
Total		$56,378	$(42,836)	$13,542

		December 31, 2021
	Remaining Weighted Average Useful Life (in years)	Gross amount	Accumulated amortization	Net carrying amount
Software	1.0	$9,124	$(8,653)	$471
Capitalized software costs	1.0	7,366	(5,335)	2,031
Customer relationships	2.0	31,726	(22,740)	8,986
Trademarks/tradename	5.0	10,240	(5,134)	5,106
Total		$58,456	$(41,862)	$16,594

Amortization expense was included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Platform operations	$534	$369	$1,065	$977
Sales and marketing	1,370	1,361	2,740	2,741
Technology and development	—	279	140	279
General and administrative	2	78	5	157
Total	$1,906	$2,087	$3,950	$4,154

Total amortization expense for the three months ended June 30, 2022 and 2021 was $1,906 and $2,087, respectively, and for the six months ended June 30, 2022 and 2021 was $3,950 and $4,154, respectively. Amortization expense for Capitalized software costs for the three months ended June 30, 2022 and 2021 was $533 and $498, respectively, and for the six months ended June 30, 2022 and 2021 was $1,065 and $977, respectively.

Estimated future amortization of intangible assets as of June 30, 2022 is as follows:

As of June 30, 2022
Remainder of 2022	$3,685
2023	6,635
2024	1,182
2025	1,016
2026	1,016
Thereafter	8

8.
GOODWILL

Balance as of December 31, 2021	$35,778
Deconsolidation of SymetryML	(936)
Balance as of June 30, 2022	$34,842

9.
ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021
Campaign costs	$1,359	$2,718
Deferred revenues	332	207
Professional services	142	648
Sales and use taxes	13	233
Other	576	858
Total	$2,422	$4,664

10.
DEBT

On December 22, 2021, the Company entered into a senior secured credit facilities credit agreement (the “Senior Secured Agreement”) with SVB. The Company is subject to customary representations, warranties, and covenants. The Senior Secured Agreement requires that the Company meet certain financial and non-financial covenants which include, but are not limited to, (i) delivering audited consolidated financial statements to the lender within 90 days after year-end commencing with the fiscal year ending December 31, 2022 financial statements, (ii) delivering unaudited quarterly consolidated financial statements within 45 days after each fiscal quarter, commencing with the quarterly period ending on June 30, 2022 and (iii) maintaining certain leverage ratios and liquidity coverage ratios. As of June 30, 2022, the Company was in full compliance with the terms of the Senior Secured Agreement.

As of June 30, 2022 and December 31, 2021, the Company had one letter of credit for approximately $983. As of December 31, 2021 the remainder of $39,017 was drawn on the revolving credit facility. The total amount drawn as of December 31, 2021 was repaid in January 2022. As of June 30, 2022, there were no amounts drawn on the revolving credit facility.

11.
INCOME TAXES

For the three months ended June 30, 2022 and 2021, the Company recorded an income tax benefit (provision) of $610 and $(584), respectively, and for the six months ended June 30, 2022 and 2021, the Company recorded an income tax benefit (provision) of $1,635 and $(1,572), respectively. The annual effective income tax rates before discrete items (“AETR”) for the six months ended June 30, 2022 and 2021was 41.1% and 33.0%, respectively. The AETR six months ended June 30, 2022 was more than the statutory rate of 21% primarily due to state and local income taxes, meals and entertainment, and executive equity-based compensation not deductible for tax purposes. Additionally, the Company did not include any fair value adjustments not reasonably estimable for the full year in the calculation of its AETR as we cannot project the full-year impact of these specific items. Refer to Note 14 – Seller's Earn-out and Note 15 – Warrants for further detail on fair value adjustments for the Seller's Earn-Out and warrant liabilities, respectively.

As of each reporting date, the Company considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of June 30, 2022, the Company had not recorded a valuation allowance on the Company's deferred tax assets after considering all of the available evidence. As of December 31, 2021, a valuation allowance was previously recorded on the deferred tax assets of SymetryML, however, on March 31, 2022, SymetryML was deconsolidated from the Company. Refer to Note 18— SymetryML and SymetryML Holdings for further detail.

12.
EQUITY-BASED COMPENSATION

Stock Option Award Activity

The following table summarizes stock option activity for the six months ended June 30, 2022:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2021	7,726,827	$0.60
Exercised	(355,629)	0.51
Outstanding as of June 30, 2022	7,371,198	$0.60
Exercisable as of June 30, 2022	6,764,407	$0.59

Restricted Stock Award Activity

On April 13, 2022, the Company granted 45,158 Restricted Stock Units ("RSUs") at a fair value of $8.92 per share to employees. On March 11, 2022, the Company granted 3,287,721 RSUs at a fair value of $9.57 per share to employees and Board members.

The vesting conditions for the RSUs are a mix of time-based and performance-based vesting conditions. The RSUs with performance-based vesting conditions are based on achievement of revenue or certain annual Adjusted Earnings Before Interest, Income Tax, Depreciation and Amortization (“Adjusted EBITDA”) targets. No compensation expense has been recognized on the RSUs with performance-based vesting conditions for the three or six months ended June 30, 2022 on the basis that achievement of the specified performance targets is not yet considered probable to be met.

The following summarizes RSU activity for the six months ended June 30, 2022:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2021	846,797	$7.95
Granted	3,332,879	9.56
Forfeited	(15,723)	9.53
Outstanding as of June 30, 2022	4,163,953	$9.23

Equity-Based Compensation Expense

The following table summarizes the total equity-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Platform operations	$618	$—	$880	$—
Sales and marketing	1,275	—	1,853	—
Technology and development	642	—	1,024	—
General and administrative	1,321	108	2,087	272
Total equity-based compensation expense	$3,856	$108	$5,844	$272

As of June 30, 2022, there was approximately $174 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.6 years.

As of June 30, 2022, there was $22,563 of total unrecognized compensation expense related to the RSUs, which is expected to be recognized over a weighted average period of 2.5 years, subject to the achievement of certain performance based vesting conditions.

13.
EQUITY

The Company has authorized a total of 370,000,000 shares for issuance with 350,000,000 shares designated as Common Stock and 20,000,000 shares designated as preferred stock.

The Company’s common shareholders are entitled to one vote per share for the election of the Company directors and all other matters submitted to a vote of stockholders of the company. Additionally, the Company’s common shareholders will be entitled to receive dividends when, as and if declared by the Company Board, payable either in cash, in property or in shares of capital stock, after payment to any Company preferred shareholders having preference, if any. Out of the total authorized Common Stock, 86,099,633, and 85,743,994 were issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.

The Company Board are authorized to issue shares of preferred stock, without stockholder approval, with such designations, voting and other rights and preferences as they may determine. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

14.
SELLER'S EARN-OUT

The estimated fair value of the Seller’s Earn-Out, as defined in Note 16 – Seller’s Earn-Out included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, was determined using a Monte Carlo simulation valuation model using the most reliable information available. Assumptions used in the valuation were as follows:

	June 30, 2022	December 31, 2021
Stock price	$3.09	$5.87
Dividend yield	0.0%	0.0%
Volatility	76.2%	67.9%
Risk-free rate	2.93%	0.96%
Forecast period (in years)	2.48	2.98

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

Seller’s Earn-Out to equity holders and vested Exchanged Options as of Close:

The Seller’s Earn-Out is recorded on the Condensed Consolidated Balance Sheet as a non-current liability since the expected date of achievement based on the valuation model is over twelve months as of June 30, 2022. The following table presents activity for the Seller's Earn-Out measured using the Monte Carlo model, described above, as of June 30, 2022 and December 31, 2021:

Seller's Earn-Out
Balance at December 31, 2021	$18,081
Change in fair value	(12,763)
Balance at June 30, 2022	$5,318

Seller’s Earn-Out to Exchanged Option and Exchanged Unit holders as of Close:

For the three and six months ended June 30, 2022, there was approximately $499 and $991, respectively, recorded in share-based compensation related to the Seller’s Earn-Out to Exchanged Option and Exchanged Unit holders. As of June 30, 2022, there was approximately $373 of unrecognized compensation expense, which is expected to be recognized over the remaining average requisite service period of 0.2 years.

Share-based compensation expense related to the Seller’s Earn-Out to Exchanged Option and Exchanged Unit holders was included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Platform operations	$59	$117
Sales and marketing	147	295
Technology and development	49	94
General and administrative	244	485
Total	$499	$991

15.
WARRANTS

The following table summarizes the number of outstanding Public Warrants and Private Placement Warrants and the corresponding exercise price:

	June 30, 2022	December 31, 2021	Exercise Price	Expiration Date
Public Warrants	10,541,657	10,541,667	$11.50	December 21, 2026
Private Placement Warrants	5,432,237	5,432,237	$11.50	December 21, 2026

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

Measurement of Public Warrants

The Public Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of June 30, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ADTHW. There were 10 warrants exercised in the three and six months ended June 30, 2022.

Measurement of Private Warrants

The Private Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of June 30, 2022 is classified as Level 2. A Monte Carlo simulation model is used to determine fair value.

The key inputs into the Monte Carlo simulation model for the Private Placement were as follows:

	June 30,	December 31,
	2022	2021
Risk-free interest rate	2.98%	1.25%
Dividend yield	0.00%	0.00%
Expected term (years)	4.48	4.98
Expected Volatility	73.10%	35.30%
Exercise Price	$11.50	$11.50
Stock Price	$3.09	$5.87

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

Warrant liability

On June 30, 2022, the Public Warrants and Private Placement Warrants outstanding were determined to be $0.43 and $0.93 per warrant, respectively. On December 31, 2021, the Public Warrants and Private Placement Warrants outstanding were determined to be $0.68 and $0.92 per warrant, respectively.

The following table presents the changes in the fair value of the Public and Private Placement Warrants:

	Public Warrants	Private Placement Warrants	Total Warrant Liabilities
Fair value as of December 31, 2021	$7,168	$4,998	$12,166
Change in valuation inputs or other assumptions	(2,635)	48	(2,587)
Fair value as of June 30, 2022	$4,533	$5,046	$9,579

16.
FAIR VALUE MEASUREMENTS

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment in SymetryML Holdings(2)	$—	$—	$851	$851
Total assets	$—	$—	$851	$851
Liabilities:
Public warrants(1)	$4,533	$—	$—	$4,533
Private placement warrants(1)	—	5,046	—	5,046
Seller's Earn-Out(1)	—	—	5,318	5,318
Total liabilities	$4,533	$5,046	$5,318	$14,897

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investment in SymetryML Holdings(2)	$—	$—	$—	$—
Total assets	$—	$—	$—	$—
Liabilities:
Public warrants(1)	$7,168	$—	$—	$7,168
Private placement warrants(1)	—	4,998	—	4,998
Seller's Earn-Out(1)	—	—	18,081	18,081
Total liabilities	$7,168	$4,998	$18,081	$30,247

(1)
Refer to Note 14 — Seller's Earn-Out and Note 15 — Warrants to the Consolidated Financial Statements for the year ended December 31, 2021 for further information about the initial and subsequent measurement, including significant assumptions and valuation methodologies of these instruments.
(2)
Refer to Note 18— SymetryML and SymetryML Holdings below for further information about the initial measurement, including significant assumptions and valuation methodologies of this investment.

The following table presents a rollforward of the Company's assets and liabilities classified as Level 3 for the six months ended June 30, 2022. The Company did not have Level 3 assets or liabilities in the six months ended June 30, 3021.

	Six Months Ended June 30, 2022
	Investment in SymetryML Holdings	Seller's Earn-Out Liability
Balance as December 31, 2021	$—	$18,081
Additions	861	—
Measurement adjustments	(10)	(12,763)
Balance as of June 30, 2022	$851	$5,318

17.
EARNINGS PER SHARE

The computation of net (loss) income per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to AdTheorent Holding Company, Inc.	$57,777	$1,532	$16,037	$3,535

Weighted-average common shares outstanding - basic	85,766,302	59,873,921	85,755,210	59,863,656
Effect of dilutive equity-based awards	7,636,348	7,204,857	7,508,309	3,824,448
Weighted-average common shares outstanding - diluted	93,402,650	67,078,778	93,263,518	63,688,104

Earnings per share:
Basic	$0.67	$0.03	$0.19	$0.06
Diluted	$0.62	$0.02	$0.17	$0.06

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net (loss) income per Common Stockholder because their impact would have been anti-dilutive for the period presented or their contingency conditions were not met:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	310,866	521,687	326,231	3,902,096
Restricted Stock Units (RSUs)	3,603,659	—	3,716,334	—
Public Warrants	10,541,657	—	10,541,657	—
Private Placement Warrants (1)	5,432,237	—	5,432,237	—
Seller's Earn-Out	6,785,714	—	6,785,714	—
Sponsor Earn-Out	598,875	—	598,875	—
Total	27,273,008	521,687	27,401,048	3,902,096

(1)
Of the 5,432,237 Private Placement Warrants, 551,096 warrants are held in escrow subject to earn-out targets.
18.
SYMETRYML AND SYMETRYML HOLDINGS

SymetryML Holdings was a subsidiary of Legacy AdTheorent after a contribution of Legacy AdTheorent’s SymetryML department in exchange for membership interest. Class B interests that vest over time, comprising 50% of the total equity interests of SymetryML Holdings, were offered to certain employees (a non-controlling interest) of SymetryML. Legacy AdTheorent retained the remaining 50% total equity interests, through the holding of all Class A equity interests in SymetryML Holdings.

SymetryML Holdings and SymetryML was ultimately deconsolidated as of March 31, 2022 through a series seed preferred financing transaction ("Deconsolidation"), resulting in a gain of $1,939, of which $541 related to the remeasurement of the retained noncontrolling investment to fair value. The gain of $1,939 has been recorded separately on the Company’s Condensed Consolidated Statements of Operations for the six months ended June 30, 2022.

The following table shows the amounts related to the accounting for the Deconsolidation:

Six Months Ended June 30, 2022
Fair value of consideration received	$—
Fair value of retained noncontrolling interest	861
Carrying amount of deconsolidated noncontrolling interest	2,372
Less: Carrying amount of deconsolidated net assets	(1,294)
Gain on Deconsolidation	$1,939

The Deconsolidation resulted in the removal of the noncontrolling interest presentation and therefore there is no noncontrolling interest as of June 30, 2022. As of December 31, 2021 prior to the Deconsolidation, 41% of the total equity interests of SymetryML Holdings were owned by noncontrolling interests.

VIE Determination

Based on the Company’s assessment, after the Deconsolidation, SymetryML is considered a variable interest entity (“VIE”) because it does not have sufficient equity at risk to finance its activities without additional subordinated financial support. SymetryML Holdings is not the primary beneficiary as it no longer has the power to direct the activities that most significantly impact SymetryML’s economic performance.

Based on the Company’s assessment, SymetryML Holdings, after the Deconsolidation, is considered a VIE because the holders of the equity investment at risk, as a group, lack the power to direct the activities of SymetryML Holdings that most significantly impact its economic performance. This is due to the conclusion that Class B equity interests do not meet the definition of equity at risk because the Class B interests were issued by Legacy AdTheorent to SymetryML management as founders’ equity to compensate for past and future services to SymetryML. The Company further concluded that the Company is not the primary beneficiary as it no longer has the power to direct the activities that most significantly impact SymetryML economic performance.

As a result of the Deconsolidation of SymetryML and SymetryML Holdings, the Company has retained a noncontrolling investment in SymetryML Holdings that provides the Company the ability to exercise significant influence over both VIEs. The entities continue to be considered related parties of the Company following the Deconsolidation.

Retained Fair Value Option Investments in SymetryML and SymetryML Holdings

For its retained noncontrolling investment in SymetryML Holdings, the Company has made an irrevocable election to account for its investment at fair value with changes in fair value reported in earnings. The Company elected to apply fair value accounting to the retained investments in SymetryML Holdings because the Company believes that fair value is the most relevant measurement attribute for these investments, as well as to reduce operational and accounting complexity. The Company’s election to apply fair value accounting to these investments may cause fluctuations in the Company’s earnings from period to period. The fair value of the Company’s retained investment was $851 and $0 as of June 30, 2022 and December 31, 2021, respectively.

The fair value measurements involve significant unobservable inputs, which include total equity value of SymetryML, volatility, risk-free rate, equity holder required rate of return, and discount for lack of marketability (“DLOM”). The total equity value of SymetryML was calculated using the Backsolve Method under the Market Approach. The volatility was based on guideline public companies and adjusted for differences in size and leverage. The risk-free rate was based on U.S. Treasury securities with a term commensurate with the time to exit. The equity holder required rate of return was based on private equity and venture capital rate of return studies. The DLOM was estimated based on put option models and series volatility.

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

Safe Notes

During the three months ended June 30, 2022 and 2021, the Company raised $0 and $425, respectively, and during the six months ended June 30, 2022 and 2021 the Company raised $200 and $700, respectively, to fund Symetry operations, by entering into Simple Agreements for Future Equity Notes (“SAFE Notes”) with several parties. As a result of the series seed preferred financing transaction, all outstanding SAFE Notes converted to series seed preferred stock in SymetryML, Inc. on March 31, 2022 in accordance with the existing terms of the SAFE Notes.

19.
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

Lease expense is allocated to Operating expense categories (Platform operations, Sales and marketing, Technology and development, General and administrative) in the Condensed Consolidated Statements of Operations in proportion to headcount in each of these categories. The components of lease expense for the three and six months ended June 30, 2022 were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Operating Lease Cost	$241	$472
Short Term Lease Cost	27	49
Variable Lease Cost	—	—

Supplemental cash flow information related to the Company’s operating leases for the six months ended June 30, 2022 were as follows:

June 30, 2022
Operating cash flows used for operating leases	$613
Right-of-use assets obtained in exchange for new operating lease obligations	214

Supplemental balance sheet information related to the Company’s operating leases as of June 30, 2022 were as follows:

June 30, 2022
Weighted average remaining lease term (years)	6.05
Weighted average discount rate (%)	3.25%

Approximate future minimum lease payments for the Company’s operating leases are as follows as of June 30, 2022:

June 30, 2022
Remainder of 2022	$767
2023	1,484
2024	1,441
2025	1,433
2026	1,415
Thereafter	2,387
Total operating lease payments	$8,927
Less: Imputed interest	(819)
Total operating lease liabilities	$8,108

In connection with several lease agreements, the Company maintains letters of credit in the total amount of approximately $983 as of June 30, 2022 and December 31, 2021.

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

Unless otherwise indicated, the terms “AdTheorent,” “Company,” “we,” “us,” or “our” refer to AdTheorent Holding Company, Inc., together with its consolidated subsidiaries.

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

We use machine learning and advanced data science to organize, analyze and operationalize non-sensitive data to deliver real-world value for customers. Central to our ad-targeting and campaign optimization methods, we build custom machine learning models for each campaign using historic and real-time data to predict future consumer conversion actions for every digital ad impression. We have integrations with Ad Exchanges/Supply Side Platforms (SSPs), from which we are sent ad impression opportunities to evaluate and purchase. We predictively score all of these ad impression opportunities for the purpose of deciding which ad impressions will likely drive valuable conversions or engagement activity for our customers. Our predictive platform scores over one million digital ad impressions per second and 75 billion to 90 billion digital ad impressions per day, assigning a “predictive score” to each. Each predictive score is determined by correlating non-individualized data attributes associated with the particular impression with data corresponding to previously purchased impressions that yielded consumer conversion or engagement activity. Such non-individualized attributes include variables such as publisher, content and URL keywords, device make, device operating system and other device attributes, ad position, geographic data, weather, demographic signals, creative type and size, etc. The “predictive scores” generated by our platform allow us and our advertising clients to determine which ad impressions are more likely or less likely to result in client-desired KPIs. Our machine learning models are customized for every campaign and our platform “learns” over the course of each campaign as it processes more data related to post media view conversion experience. Based on these statistical probabilities or “predictive scores,” our platform automatically determines bidding optimizations to drive conversions and advertiser return on investment ("ROI") or return on advertising spend ("ROAS"), bidding on less than .001 of the evaluated impressions. Our use of machine learning and data science helps us to maximize efficiency and performance, enabling our customers to avoid wasted ad spend related to suboptimal impressions such as impressions that are predicted to be at a greater risk for fraud/invalid traffic or impressions with a higher likelihood of being unviewable, unmeasurable, or not brand safe, among other factors.

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

Supplementing our core machine learning-powered platform capabilities, we offer customized vertical solutions to address the needs of advertisers in specialized industries. These specialized solutions feature vertical-specific capabilities related to targeting, measurement and audience validation. Our Pharmaceutical and Healthcare offering (“AdTheorent Health”, formerly AdTheorentRx), harnesses the power of machine learning to drive superior performance on campaigns targeting both healthcare providers and patients, leveraging HIPAA-compliant methods and targeting practices that comply with Network Advertising Initiative Code and other self-regulatory standards. Our Banking, Financial Services and Insurance (“BFSI”) solutions drive real-world performance within the context of regulatory requirements and data use best practices intended to prevent discrimination and the use of "prohibited basis variables" in the promotion of federally regulated credit-extension products. We have created additional industry-tailored offerings to address the unique challenges and opportunities in a growing range of verticals, including retail; automotive; government/education/nonprofit; consumer packaged goods; dining, also referred to as quick service restaurants; and entertainment.

Factors Affecting Our Performance

Growth of the Programmatic Advertising Market

Our operating results and prospects will be impacted by the overall continued adoption of programmatic advertising by inventory owners and content providers, as well as advertisers and the agencies that represent them. Programmatic advertising has grown rapidly in recent years, and any acceleration, or slowing, of this growth, due to macro-economic factors or otherwise, would affect our operating and financial performance. In addition, even if the programmatic advertising market continues to grow at its current rate, our ability to successfully position ourself within the market will impact the future growth of the business.

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

Growth in and Retention of Customer Spend

We are making incremental investments in sales and marketing to acquire new customers and increase existing customers’ usage of our platform and solutions. We believe that there is significant room for growth within our existing customers, which include many large global brands and advertising agencies. Future revenue and profitability growth depends upon our ability to cost effectively on-board new customers and our on-going ability to retain and scale existing customers.

Our growth may continue to be impacted in the second half of 2022 by macroeconomic factors beyond our control such as inflation, rising interest rates, pandemic related factors, global geopolitical uncertainties, among other things, as well as anticipated further year-over-year declines in our acquisition of new customers.

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

Development of International Markets

Although almost all of our historic revenue is attributable to campaigns and operations in the United States and Canada, we are exploring opportunities to serve new international markets, including serving the global needs of existing customers. We believe that the global opportunity for programmatic advertising is significant and should continue to expand as publishers and advertisers outside the United States and Canada increasingly seek to adopt the benefits that programmatic advertising provides. We believe that our privacy-forward approach to ad targeting and data usage will provide desired differentiation and value in highly and increasingly regulated markets such as the EU, which is subject to the “General Data Protection Regulation (“GDPR”). Our ability to efficiently expand into new markets will affect our operating results.

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

The number of active customers as of June 30, 2022 was 331 and as of June 30, 2021 was 287, increasing by 44 customers, or 15%, respectively, year over year. The number of active customers as of December 31, 2021 was 309, for a year to date increase of 22 customers, or 7%.

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

Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021

The following table summarizes our historical results of operation for the periods presented:

	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
(amounts in US Dollars)	(in thousands, except for percentages)				(in thousands, except for percentages)
Revenue	$42,476	100.0%	$39,867	100.0%	$76,717	100.0%	$70,834	100.0%
Operating expenses:
Platform operations	20,854	49.1%	18,263	45.8%	38,626	50.3%	33,151	46.8%
Sales and marketing	11,083	26.1%	8,422	21.1%	21,413	27.9%	16,480	23.3%
Technology and development	4,153	9.8%	2,670	6.7%	8,438	11.0%	5,133	7.2%
General and administrative	5,103	12.0%	7,977	20.0%	10,704	14.0%	10,114	14.3%
Total operating expenses	41,193	97.0%	37,332	93.6%	79,181	103.2%	64,878	91.6%
Income (loss) from operations	1,283	3.0%	2,535	6.4%	(2,464)	-3.2%	5,956	8.4%
Interest expense, net	(47)	-0.1%	(610)	-1.5%	(156)	-0.2%	(1,210)	-1.7%
Gain on change in fair value of Seller's Earn-Out	37,419	88.1%	—	0.0%	12,763	16.6%	—	0.0%
Gain on change in fair value of warrants	18,523	43.6%	—	0.0%	2,587	3.4%	—	0.0%
Gain on deconsolidation of SymetryML	—	0.0%	—	0.0%	1,939	2.5%	—	0.0%
Loss on change in fair value of SAFE Notes	—	0.0%	—	0.0%	(788)	-1.0%	—	0.0%
Loss on fair value of investment in SymetryML Holdings	(10)	0.0%	—	0.0%	(10)	0.0%	—	0.0%
Other (expense) income, net	(1)	0.0%	20	0.1%	(19)	0.0%	20	0.0%
Total other income (expense), net	55,884	131.6%	(590)	-1.5%	16,316	21.3%	(1,190)	-1.7%
Income from operations before income taxes	57,167	134.6%	1,945	4.9%	13,852	18.1%	4,766	6.7%
Benefit (provision) for income taxes	610	1.4%	(584)	-1.5%	1,635	2.1%	(1,572)	-2.2%
Net income	$57,777	136.0%	$1,361	3.4%	$15,487	20.2%	$3,194	4.5%

Revenue

			Change
	2022	2021	$	%
Three Months Ended June 30,	$42,476	$39,867	$2,609	6.5%
Six Months Ended June 30,	$76,717	$70,834	$5,883	8.3%

Total revenue for the three months ended June 30, 2022 and 2021 was $42.5 million and $39.9 million, respectively, an increase of $2.6 million, or 6.5%. The largest drivers of the growth were in the healthcare/pharmaceutical, retail, travel, and software/websites verticals, which collectively increased $5.6 million, or 32.7%, The offsetting decrease to revenue was primarily due to decreases in the government/education/nonprofit, BFSI (impacted by the automotive finance and insurance), and industry/agriculture verticals with a collective decrease of $3.0 million, or 20.0%. Overall, the increase was driven by continued increased CTV revenue which grew $2.1 million, or 107%.

Total revenue for the six months ended June 30, 2022 and 2021 was $76.7 million and $70.8 million, respectively, an increase of $5.9 million, or 8.3%. The largest drivers of the growth were in the healthcare/pharmaceutical, retail, software/websites, consumer packaged goods and travel verticals, which collectively increased $8.2 million, or 24.0%, The offsetting decrease to revenue was primarily due to decreases in government/education/nonprofit, and industry/agriculture verticals with a collective decrease of $1.9 million, or 15.3%. Overall, the increase was driven by continued increased CTV revenue which grew $2.8 million, or 76%.

Operating expenses

			Change
	2022	2021	$	%
Three Months Ended June 30,	$41,193	$37,332	$3,861	10.3%
Six Months Ended June 30,	$79,181	$64,878	$14,303	22.0%

Operating expenses for the three months ended June 30, 2022 and 2021 were $41.2 million and $37.3 million respectively with the increase of $3.9 million, or 10.3% and operating expenses for the six months ended June 30, 2022 and 2021 were $79.2 million and $64.9 million respectively with the increase of $14.3 million, or 22.0%. Refer to the discussion below for further details of these variances.

Platform operations

			Change
	2022	2021	$	%
Three Months Ended June 30,	$20,854	$18,263	$2,591	14.2%
Six Months Ended June 30,	$38,626	$33,151	$5,475	16.5%

Platform operations expenses for the three months ended June 30, 2022 and 2021 were $20.9 million and $18.3 million, respectively. The increase of $2.6 million or 14.2%, was mainly attributable to revenue driven traffic acquisition costs which increased approximately $0.9 million, or 6.9%. An increase in equity-based compensation of $0.6 million contributed to employee expenses allocated to platform operations. Hiring-driven increases in allocated costs of our personnel responsible for monitoring campaign performance of $0.5 million and volume-driven increases in hosting expense of approximately $0.4 million contributed to the increase.

Platform operations expenses for the six months ended June 30, 2022 and 2021 were $38.6 million and $33.2 million, respectively. The increase of $5.5 million or 16.5%, was mainly attributable to revenue driven traffic acquisition costs which increased approximately $2.0 million, or 8.6%. Hiring-driven increases in allocated costs of our personnel responsible for monitoring campaign performance of $1.1 million and volume-driven increases in hosting expense of approximately $0.9 million contributed to the increase. An increase in equity-based compensation of $0.9 million contributed to employee expenses allocated to platform operations.

Sales and marketing

			Change
	2022	2021	$	%
Three Months Ended June 30,	$11,083	$8,422	$2,661	31.6%
Six Months Ended June 30,	$21,413	$16,480	$4,933	29.9%

Sales and marketing expenses for the three months ended June 30, 2022 and 2021were $11.1 million and $8.4 million respectively. The increase of $2.7 million or 31.6%, was primarily due to a $1.3 increase in equity-based compensation allocated to sales and marketing, a $1.0 million increase in employee expenses related to hiring for the sales and customer support teams, and an increase of $0.4 million for travel-related expenses as sales personnel continue to resume more traditional business travel routines.

Sales and marketing expenses for the six months ended June 30, 2022 and 2021 were $21.4 million and $16.5 million respectively. The increase of $4.9 million or 29.9%, was primarily due to a $2.1 million increase in employee expenses related to hiring for the sales and customer support teams, $1.9 increase in equity-based compensation allocated to sales and marketing and an increase of $0.8 million for travel-related expenses as sales personnel continue to resume more traditional business travel routines.

Technology and development

			Change
	2022	2021	$	%
Three Months Ended June 30,	$4,153	$2,670	$1,483	55.5%
Six Months Ended June 30,	$8,438	$5,133	$3,305	64.4%

Technology and development expenses for the three months ended June 30, 2022 and 2021 were $4.2 million and $2.7 million, respectively. The increase of $1.5 million or 55.5%, was mainly due to $1.0 million of incremental software expense incurred in the three months ended June 30, 2022, an increase of $0.6 million hiring and employee related costs to support research and product development, and an increase of $0.6 million in equity-based compensation allocated to technology and development. The increase was offset by a decrease of $0.6 million in technology and development expenses related to the deconsolidation of SymetryML Holdings on March 31, 2022.

Technology and development expenses for the six months ended June 30, 2022 and 2021 were $8.4 million and $5.1 million respectively. The increase of $3.3 million or 64.4%, was mainly due to $2.0 million of incremental software expense incurred in the six months ended June 30, 2022, a $1.2 million increase in hiring and employee related costs to support research and product development, and an increase of $1.0 million in equity-based compensation allocated to technology and development. The increase was offset by a decrease of $0.8 million in technology and development expenses related to the deconsolidation of SymetryML Holdings on March 31, 2022.

For further information on the deconsolidation of SymetryML Holdings, refer to Note 18 — SymetryML and SymetryML Holdings of our Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q.

General and administrative

			Change
	2022	2021	$	%
Three Months Ended June 30,	$5,103	$7,977	$(2,874)	36.0%
Six Months Ended June 30,	$10,704	$10,114	$590	5.8%

General and administrative expenses for the three months ended June 30, 2022 and 2021 were $5.1 million and $8.0 million, respectively. The decrease of $2.9 million or 36.0%, was primarily due to a one-time lease termination fee of approximately $4.2 million expensed in the three months ended June 30, 2021 for terminating our primary New York City headquarters office lease as we negotiated a more cost-effective lease in the same building to reduce future rent obligations. Additionally, professional service expenses decreased $1.6 million due to prior year incurred costs related to public company readiness, including elevated legal and consulting costs. The decrease was offset by an increase in equity-based compensation allocated to general and administrative of $1.2 million and an increase in insurance expense of $0.8 million in the three months ended June 30, 2022, mainly driven by directors and officers insurance incurred, and an increase of $0.4 million in employee expenses related to hiring for the general and administrative teams.

General and administrative expenses for the six months ended June 30, 2022 and 2021 were $10.7 million and $10.1 million respectively. The increase of $0.6 million, or 5.8%, was primarily due to a $1.8 million increase in equity-based compensation allocated to general and administrative, a $1.6 million increase in insurance expense mainly driven by directors and officers insurance incurred in the six months ended June 30, 2022, a $0.6 million increase in employee expenses related to hiring for the general and administrative teams, $0.3 million increase in public filings and registration related fees, and a $0.2 million increase in franchise taxes. These increases were offset by a one-time lease termination fee of approximately $4.2 million expensed in the three months ended June 30, 2021 for terminating our primary New York City headquarters office lease as we negotiated a more cost-effective lease in the same building to reduce future rent obligations.

Interest expense

			Change
	2022	2021	$	%
Three Months Ended June 30,	$(47)	$(610)	$563	92.3%
Six Months Ended June 30,	$(156)	$(1,210)	$1,054	87.1%

Total Interest expense, net for the three months ended June 30, 2022 and 2021 was $0.0 million and $0.6 million, respectively, a decrease of $0.6 million, or 92.3% and for the six months ended June 30, 2022 and 2021 was $0.2 million and $1.2 million, respectively, a decrease of $1.1 million, or 87.1%. The decrease in each comparative period is a direct result of a reduction in loan principal balance.

Gain on change in fair value of Seller's Earn-Out

			Change
	2022	2021	$	%
Three Months Ended June 30,	$37,419	$-	$37,419	**
Six Months Ended June 30,	$12,763	$-	$12,763	**

For the three months ended June 30, 2022, the Seller's Earn-Out liability had a decrease in fair value of $37.4 million resulting in a gain of this amount. The decrease in fair value was primarily a result of the decrease in our stock price from March 31, 2021 to June 30, 2022.

For the six months ended June 30, 2022, the Seller's Earn-Out liability had a decrease in fair value of $12.8 million resulting in a gain for this amount. The decrease in fair value was primarily a result of the decrease in our stock price from December 31, 2021 to June 30, 2022.

The Seller's Earn-Out was a result of the Business Combination on December 22, 2021, as detailed in Note 3 – Business Combination included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Gain on change in fair value of warrants

			Change
	2022	2021	$	%
Three Months Ended June 30,	$18,523	$-	$18,523	**
Six Months Ended June 30,	$2,587	$-	$2,587	**

For the three months ended June 30, 2022, the warrants liability had a decrease in fair value of $18.5 million, resulting in a gain for this amount. The decrease in fair value was primarily a result of the decrease in our stock price from March 31, 2021 to June 30, 2022.

For the six months ended June 30, 2022, the warrants liability had a decrease in fair value of $2.6 million, resulting in a gain for this amount. The decrease in fair value was primarily a result of the decrease in our stock price from December 31, 2021 to June 30, 2022.

The warrants were assumed by the Company in connection with the Business Combination on December 22, 2021, as detailed in Note 3 – Business Combination included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Benefit (provision) for income taxes

			Change
	2022	2021	$	%
Three Months Ended June 30,	$610	$(584)	$1,194	-204.5%
Six Months Ended June 30,	$1,635	$(1,572)	$3,207	-204.0%

Benefit (provision) for income taxes for the three months ended June 30, 2022 and 2021 was $0.6 million and ($0.6) million, respectively, a change of $1.2 million.

Benefit (provision) for income taxes for the six months ended June 30, 2022 and 2021 was $0.6 million and ($1.6) million respectively, a change of $3.2 million. The AETR for the six months ended June 30, 2022 and 2021 was 41.1% and 33.0%, respectively.

The AETR for the six months ended June 30, 2022 was more than the statutory rate of 21% primarily due to state and local income taxes, meals and entertainment, and executive equity-based compensation not deductible for tax purposes. Additionally, we did not include any fair value adjustments not reasonably estimable for the full year in the calculation of our AETR, such as the Seller's Earn-out and warrant liabilities as we cannot project the full-year impact of these specific items.

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

The following table presents the calculation of gross profit and reconciliation of gross profit to Adjusted Gross Profit for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(amounts in US Dollars)	(in thousands)
Revenue	$42,476	$39,867	$76,717	$70,834
Less: Platform operations	20,854	18,263	38,626	33,151
Gross Profit	21,622	21,604	38,091	37,683
Add back: Other platform operations	6,724	5,048	13,240	9,767
Adjusted Gross Profit (1)	$28,346	$26,652	$51,331	$47,450

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(amounts in US Dollars)	(in thousands)
Net income	$57,777	$1,361	$15,487	$3,194
Interest expense, net	47	610	$156	$1,210
Tax (benefit) expense	(610)	584	(1,635)	1,572
Depreciation and amortization	1,954	2,122	$4,042	4,224
EBITDA (1)	$59,168	$4,677	$18,050	$10,200
Equity based compensation	3,856	108	$5,844	$272
Seller's Earn-Out equity-based compensation	499	—	$991	$—
Transaction costs (2)	(271)	2,197	$(131)	$2,438
Gain on change in fair value of Seller's Earn-Out (3)	(37,419)	—	(12,763)	—
Gain on change in fair value of warrants (4)	(18,523)	—	(2,587)	—
Gain on deconsolidation of SymetryML (5)	—	—	(1,939)	—
Loss on change in fair value of SAFE Notes (6)	—	—	788	—
Loss on fair value of investment in SymetryML Holdings	10	—	10	—
Management fees (7)	—	218	$—	$435
Lease termination fee	—	4,243	$—	$4,243
Non-core operations (8)	—	595	$351	$1,194
Adjusted EBITDA (1)	$7,320	$12,038	$8,614	$18,782

Adjusted EBITDA as a Percentage of Adjusted Gross Profit and Adjusted Gross Profit as a Percentage of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(amounts in US Dollars)	(in thousands, except for percentages)
Gross Profit	$21,622	$21,604	$38,091	$37,683
Net (loss) income	$57,777	$1,361	$15,487	$3,194
Net income as a % of Gross Profit	267.2%	6.3%	40.7%	8.5%
Adjusted Gross Profit (1)	$28,346	$26,652	$51,331	$47,450
Adjusted EBITDA (1)	$7,320	$12,038	$8,614	$18,782
Adjusted EBITDA as a % of Adjusted Gross Profit (1)	25.8%	45.2%	16.8%	39.6%
Gross Profit	$21,622	$21,604	$38,091	$37,683
Revenue	$42,476	$39,867	$76,717	$70,834
Gross Profit as a % of Revenue	50.9%	54.2%	49.7%	53.2%
Revenue	$42,476	$39,867	$76,717	$70,834
Adjusted Gross Profit (1)	$28,346	$26,652	$51,331	$47,450
Adjusted Gross Profit as a % of Revenue (1)	66.7%	66.9%	66.9%	67.0%
(1)
We use non-GAAP financial measures to help set budgets, establish operational goals, analyze financial results and performance, and make strategic decisions.
(2)
Includes incurred transaction-related expenses and costs related to strategic initiatives in the three and six months ended June 30, 2021 which were suspended due to the COVID-19 pandemic. In the three and six months ended June 30, 2022, included professional fees directly related to the Business Combination.
(3)
In connection with the Business Combination, a Seller's Earn-Out liability was recorded. The gain represents the increase in fair value of the Seller's Earn-Out in the three and six months ended June 30, 2022.
(4)
In connection with the Business Combination, a liability for warrants was recorded. The gain represents the increase in fair value of the warrants in the three and six months ended June 30, 2022.
(5)
On March 31, 2022, we deconsolidated SymetryML which resulted in a gain. Refer to Note 18 — SymetryML and SymetryML Holdings of our Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q, for more information.
(6)
On March 31, 2022, in connection with the deconsolidation of SymetryML, the SAFE Notes we performed a valuation of the SAFE notes on that date which resulted in a loss. Refer to Note 18 — SymetryML and SymetryML Holdings of our Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q, for more information.
(7)
On December 22, 2016, we closed a growth recapitalization transaction with H.I.G. Capital. The agreements related to fees paid to H.I.G. Capital were discontinued effective December 22, 2021, the closing date of the Business Combination.
(8)
Effective as of March 1, 2020, we effectuated a contribution of our SymetryML department into a new subsidiary, SymetryML, Inc. We periodically raised capital to fund Symetry operations, by entering into Simple Agreement for Future Equity Notes (“SAFE Note”) with several parties. We viewed SymetryML operations as non-core, and did not fund future operational expenses incurred in excess of SAFE Note funding secured. Effective March 31, 2022, we no longer consolidate SymetryML. Refer to Note 18 — SymetryML and SymetryML Holdings of our Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q, for more information.

Liquidity and Capital Resources

Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, development expenses, general and administrative expenses, and others. As of June 30, 2022, we had $63.6 million in cash and cash equivalents.

As of June 30, 2022, our working capital was $98.0 million. All amounts previously drawn on our Revolving Credit Facility, as defined below were re-paid in January 2022 and we do not anticipate a need to borrow on this facility in the immediate future. We believe we have sufficient sources of liquidity, including cash generated from operations as well as the capacity on the Revolving Credit Facility, to support our operating needs, capital requirements, and debt service requirements for the next twelve months.

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

We are subject to customary representations, warranties, and covenants. The Senior Secured Agreement requires that the Company meet certain financial and non-financial covenants which include, but are not limited to, (i) delivering audited consolidated financial statements to the lender within 90 days after year-end commencing with the fiscal year ending December 31, 2022 financial statements, (ii) delivering unaudited quarterly consolidated financial statements within 45 days after each fiscal quarter, commencing with the quarterly period ending on March 31, 2022 and (iii) maintaining certain leverage ratios and liquidity coverage ratios. As of June 30, 2022, we were in full compliance with the terms of the Senior Secured Agreement.

As of June 30, 2022, we had one letter of credit for approximately $1.0 million and no amounts were drawn on the revolving credit facility.

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

We expect to continue generating strong positive cash flows as we scale our operations.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
(amounts in US Dollars)	(in thousands)
Net cash provided by operating activities	$3,289	$4,219
Net cash used in investing activities	$(1,520)	$(1,210)
Net cash used in financing activities	$(38,234)	$(495)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2022 was $3.3 million compared to $4.2 million for the six months ended June 30, 2021. The decrease of $0.9 million was primarily due to the following:

•
Increase in cash paid for employee expenses primarily due to the increase in headcount of $6.1 million.
•
Increase in cash paid for insurance premiums of $3.2 million primarily related to being a newly public company.
•
Increase in cash paid related to campaign costs of $3.2 million.
•
Increase in cash paid for professional services of $2.3 million related to being a newly public company including increased audit, consulting, and legal fees.
•
Increase in cash paid for software costs of $2.0 million.
•
Increase in cash paid for sales and marketing costs of $1.2 million primarily due to a one-time marketing event in the 2022 period, as well as an increase in overall sales and marketing spend.
•
Increase in cash paid for hosting costs of $1.0 million related to volume driven increases.
•
Timing differences of certain payments and collections. DPO decreased 3.6% to 53 days for the six months ended June 30, 2022 from 55 days for the six months ended June 30, 2021 and DSO increased 5.3% to 100 days for the six months ended June 30, 2022 from 95 days for the six months ended June 30, 2021.

Offsetting increases in operating cash included the following:

•
Cash collected for revenue increased $10.8 million.
•
Decrease in cash paid for rent and lease termination fees $3.7 million.
•
Decrease in cash paid for income taxes of $3.6 million.
•
Decrease in cash paid for interest of $1.2 million.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2022 was $1.5 million, primarily consisting of capitalized software development costs of $1.2 million

Net cash used in investing activities during the six months ended June 30, 2021 was $1.2 million, primarily consisting of capitalized software development costs of $1.1 million.

We expect to continue capitalizing software and purchasing property and equipment as we expand our operations.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2022 was $38.2 million, consisting primarily of the re-payment of revolver borrowings of $39.0 million. We also received proceeds from the SAFE Notes of $0.2 million and proceeds related to a SymetryML issuance of preferred stock of $0.4 million.

Net cash used in financing activities during the six months ended June 30, 2021 was $0.5 million, consisting of payment of term loan of $1.2 million and proceeds from SAFE Notes of $0.7 million.

Critical Accounting Policies and Significant Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our Condensed Consolidated Financial Statements. We believe that our policies for revenue recognition, equity-based compensation, software development costs, goodwill, and long-lived asset recoverability have the greatest potential impact on our Condensed Consolidated Financial Statements and are therefore considered our critical accounting policies and estimates.

During the three months ended June 30, 2022, there were no changes in our critical accounting policies or estimates. See Note 2 — Summary of Significant Accounting Policies, of the Condensed Consolidated Financial Statements included elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC, for additional information regarding our critical accounting policies.

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

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report, other than the below, there have not been any material changes to the information related to the ITEM 1A. “Risk Factors” disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Annual Report, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report. The risks and uncertainties described below and in our Annual Report are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

We may experience fluctuations in our operating results, which could make our future operating results difficult to predict or cause our operating results to fall below securities analysts’ and investors’ expectations.

Our business is changing and evolving rapidly. Our quarterly and annual operating results have fluctuated in the past, and we expect that our future operating results will fluctuate due to a variety of factors, many of which are beyond our control. Period- to-period comparisons of our historical operating results should not be relied upon as an indication of our future performance.

The macroeconomic environment continues to evolve as a result of the COVID-19 pandemic, inflationary pressures, recessionary fears and the ongoing conflict in Ukraine. Our business is dependent on advertising spending, which is susceptible to changes in macroeconomic conditions, such as growing inflation, rising interest rates, recessionary fears, and economic uncertainty. Sustained or worsening inflation or an economic downturn may result in reduced advertising spending, and a decrease in our active customer growth which could adversely impact our profitability and cash flows. It is also difficult to predict the impact of a post- pandemic recovery on our business and operating results.

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

Based upon the factors above and others beyond our control, we have a limited ability to forecast our future revenue, costs and expenses. As a result, our operating results may, from time to time, fall below our estimates or the expectations of securities analysts and investors and adversely affect the price of our Common Stock.

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
Date: August 9, 2022

	By:	/s/ Chuck Jordan
Chuck Jordan
Chief Financial Officer
(principal financial and accounting officer)
Date: August 9, 2022