Form 10-Q
period 2022-09-30
AdTheorent Holding Company, Inc.
filed 2022-11-10
CIK 1838672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, the registrant had 86,902,337 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$67,842	$100,093
Accounts receivable, net	42,593	55,936
Income tax recoverable	99	95
Prepaid expenses	4,179	3,801
Total current assets	114,713	159,925
Property and equipment, net	572	409
Operating lease right-of-use assets	5,992	—
Investment in SymetryML Holdings	812	—
Customer relationships, net	5,594	8,986
Other intangible assets, net	6,804	7,608
Goodwill	34,842	35,778
Deferred income taxes, net	5,889	434
Other assets	369	402
Total assets	$175,587	$213,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,479	$12,382
Accrued compensation	4,415	10,530
Accrued expenses	3,361	4,664
Operating lease liabilities, current	1,270	—
Total current liabilities	17,525	27,576
Revolver borrowings	—	39,017
SAFE Notes	—	2,950
Warrants	3,905	12,166
Seller's Earn-Out	2,417	18,081
Operating lease liabilities, non-current	6,518	—
Deferred rent	—	1,869
Total liabilities	30,365	101,659
Stockholders’ equity
Preferred Stock, $0.0001 per share, 20,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common Stock, $0.0001 par value, 350,000,000 shares authorized; 86,691,430 and 85,743,994 shares issued and outstanding as of September 30, 2022 and December 31, 2021	9	9
Additional paid-in capital	80,939	70,778
Retained earnings	64,274	42,512
Total stockholders’ equity attributable to AdTheorent Holding Company, Inc.	145,222	113,299
Noncontrolling interests in consolidated subsidiaries	—	(1,416)
Total stockholders' equity	145,222	111,883
Total liabilities and stockholders’ equity	$175,587	$213,542

See accompanying notes to condensed consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$37,584	$39,534	$114,301	$110,368
Operating expenses:
Platform operations	19,581	19,217	58,207	52,368
Sales and marketing	11,127	9,209	32,540	25,689
Technology and development	3,955	2,913	12,393	8,046
General and administrative	4,729	3,073	15,433	13,187
Total operating expenses	39,392	34,412	118,573	99,290
(Loss) income from operations	(1,808)	5,122	(4,272)	11,078
Interest income (expense), net	97	(598)	(59)	(1,808)
Gain on change in fair value of Seller's Earn-Out	2,901	—	15,664	—
Gain on change in fair value of warrants	5,674	—	8,261	—
Gain on deconsolidation of SymetryML	—	—	1,939	—
Loss on change in fair value of SAFE Notes	—	—	(788)	—
Loss on fair value of investment in SymetryML Holdings	(39)	—	(49)	—
Other (expense) income, net	(5)	—	(24)	20
Total other income (expense), net	8,628	(598)	24,944	(1,788)
Net income before (provision) benefit for income taxes	6,820	4,524	20,672	9,290
(Provision) benefit for income taxes	(1,095)	(1,569)	540	(3,141)
Net income	$5,725	$2,955	$21,212	$6,149
Less: Net loss attributable to noncontrolling interest	—	198	550	539
Net income attributable to AdTheorent Holding Company, Inc.	$5,725	$3,153	$21,762	$6,688
Earnings per share:
Basic	$0.07	$0.05	$0.25	$0.11
Diluted	$0.06	$0.05	$0.23	$0.10
Weighted-average common shares outstanding:
Basic	86,492,025	59,882,523	86,003,514	59,882,523
Diluted	92,122,421	66,971,147	92,885,851	64,795,030

See accompanying notes to condensed consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except for number of shares)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
December 31, 2021	85,743,994	$9	$70,778	$42,512	$(1,416)	111,883
Equity-based compensation	—	—	1,988	—	—	1,988
Seller's Earn-Out equity-based compensation	—	—	492	—	—	492
Conversion of SAFE Notes into SymetryML preferred stock	—	—	—	—	3,938	3,938
SymetryML preferred stock issuance	—	—	—	—	400	400
Deconsolidation of SymetryML Holdings	—	—	—	—	(2,372)	(2,372)
Net loss	—	—	—	(41,740)	(550)	(42,290)
March 31, 2022	85,743,994	$9	$73,258	$772	$—	$74,039
Equity-based compensation	—	—	3,856	—	—	3,856
Seller's Earn-Out equity-based compensation	—	—	499	—	—	499
Exercises of options	355,629	—	183	—	—	183
Exercises of warrants	10	—	—	—	—	—
Transaction cost adjustment			55			55
Net income	—	—	—	57,777	—	57,777
June 30, 2022	86,099,633	$9	$77,851	$58,549	$—	$136,409
Equity-based compensation	—	—	2,783	—	—	2,783
Seller's Earn-Out equity-based compensation	—	—	373	—	—	373
Exercises of options	244,922	—	163	—	—	163
Vesting of restricted stock, net of shares withheld for taxes	346,875	—	(231)			(231)
Net income	—	—	—	5,725	—	5,725
September 30, 2022	86,691,430	$9	$80,939	$64,274	$—	$145,222

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
December 31, 2020	59,853,276	$6	$45,584	$16,309	$(632)	61,267
Equity-based compensation	—	—	164	—	—	164
Exercises of options	20,645	—	10	—	—	10
Net income (loss)	—	—	—	2,003	(170)	1,833
March 31, 2021	59,873,921	$6	$45,758	$18,312	$(802)	$63,274
Equity-based compensation	—	—	108	—	—	108
Exercises of options	8,602	—	8	—	—	8
Net income (loss)	—	—	—	1,532	(171)	1,361
June 30, 2021	59,882,523	$6	$45,874	$19,844	$(973)	$64,751
Equity-based compensation	—	—	110	—	—	110
Net income (loss)	—	—	—	3,153	(198)	2,955
September 30, 2021	59,882,523	$6	$45,984	$22,997	$(1,171)	$67,816

See accompanying notes to condensed consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$21,212	$6,149
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt	240	8
Amortization expense	5,872	6,247
Depreciation expense	143	107
Amortization of debt issuance costs	42	118
Gain on change in fair value of Seller's Earn-Out	(15,664)	—
Gain on change in fair value of warrants	(8,261)	—
Gain on deconsolidation of SymetryML	(1,939)	—
Loss on change in fair value of SAFE Notes	788	—
Loss on fair value of investment in SymetryML Holdings	49	—
Deferred tax benefit	(5,455)	(1,598)
Equity-based compensation	8,627	382
Seller's Earn-Out equity-based compensation	1,364	—
Changes in operating assets and liabilities:
Accounts receivable	13,103	8,121
Income taxes recoverable	(4)	86
Prepaid expenses and other assets	337	(986)
Accounts payable	(3,911)	(4,291)
Accrued expenses and other liabilities	(8,104)	(6,058)
Net cash provided by operating activities	8,439	8,285
Cash flows from investing activities
Capitalized software development costs	(2,008)	(1,588)
Purchase of property and equipment	(311)	(143)
Decrease in cash from deconsolidation of SymetryML	(69)	—
Net cash used in investing activities	(2,388)	(1,731)
Cash flows from financing activities
Cash received for exercised options	346	18
Payment of revolver borrowings	(39,017)	—
Proceeds from SAFE Notes	200	1,225
Proceeds from SymetryML preferred stock issuance	400	—
Payment of term loan	—	(1,819)
Taxes paid related to net settlement of restricted stock awards	(231)	—
Net cash used in financing activities	(38,302)	(576)
Net (decrease) increase in cash and cash equivalents	(32,251)	5,978
Cash, cash equivalents and restricted cash at beginning of period	100,093	16,767
Cash, cash equivalents and restricted cash at end of period	$67,842	$22,745
Cash and cash equivalents	67,842	22,640
Restricted cash	—	105
Cash, cash equivalents and restricted cash at end of period	$67,842	$22,745
Supplemental disclosure of cash flow information
Increase in lease liabilities from obtaining right-of-use assets - ASC 842 adoption	$8,376	$—
Increase in lease liabilities from obtaining right-of-use assets	$214	$—
Non-cash investing and financial activities
Capitalized software and property and equipment, net included in accounts payable	$56	$9

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021. The Condensed Consolidated Balance Sheet as of December 31, 2021, has been derived from the Company's audited consolidated financial statements as of that date. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which include a complete set of footnote disclosures, including the Company's significant accounting policies. The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Retroactive Application of Recapitalization

As discussed in Note 3 – Business Combination included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, the business combination that occurred on December 22, 2021 (“Business Combination”) was accounted for as a reverse recapitalization ("Reverse Recapitalization") of equity structure, whereby at the closing of the Business Combination, the outstanding Class A, B and C units of AdTheorent Holding Company, LLC, a Delaware limited liability company (“Legacy AdTheorent”) and the outstanding stock options and Restricted Interest Units of Legacy AdTheorent were exchanged for the Company’s Common Stock and equity awards using a ratio (“Exchange Ratio”) of 1.376 and 1.563, respectively. Accordingly, pursuant to GAAP, the Condensed Consolidated Financial Statements and the related notes have been recast and are presented on an if-converted basis using the respective Exchange Ratio. In addition, the Exchange Ratio is utilized for calculating earnings per share in all prior periods presented.

Summary of Significant Accounting Policies

There have been no material changes in the Company's significant accounting policies during the nine months ended September 30, 2022, as compared to the significant accounting policies described in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2021, except as detailed below.

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

The Company categorizes leases at their inception as either operating or finance leases. Operating leases are classified as non-current operating lease right-of-use assets and current and non-current operating lease liabilities on the Condensed Consolidated Balance Sheet. The Company did not have any finance leases upon adoption on January 1, 2022 or as of September 30, 2022.

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

See Note 18 – SymetryML and SymetryML Holdings for further details.

Liquidity

As of September 30, 2022, the Company had cash of $67,842 and working capital, consisting of current assets, less current liabilities, of $97,188. The Company believes its existing cash and cash flow from operations will be sufficient to meet the Company’s working capital requirements for at least the next 12 months.

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

Accounting Pronouncements Issued Not Yet Adopted

ASU No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (Topic 740)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”), which is part of the FASB’s overall simplification initiative to reduce the costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 simplifies accounting guidance for intra-period allocations, deferred tax liabilities, year-to-date losses in interim periods, franchise taxes, step-up in tax basis of goodwill, separate entity financial statements, and interim recognition of tax laws or rate changes. ASU 2019-12 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the new guidance and does not believe it will have a material impact on the Condensed Consolidated Financial Statements.

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. ASU

2016-13, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the new guidance and does not believe it will have a material impact on the Condensed Consolidated Financial Statements.

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

The Company has elected to expense the costs to obtain or fulfill a contract as incurred because the amortization period of the asset that the Company otherwise would have recognized is one year or less. Therefore, there were no contract cost assets recognized as of September 30, 2022 or December 31, 2021.

The Company has elected not to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period for performance obligations with a remaining performance obligation that is part of a contract that has an original expected duration of one year or less.

Contract assets and contract liabilities related to the Company’s revenue streams were not significant to accompanying Condensed Consolidated Financial Statements.

4.
ACCOUNTS RECEIVABLE, Net

Accounts receivable, net consisted of the following:

	September 30,	December 31,
	2022	2021
Accounts receivables	43,095	56,180
Other receivables	103	121
	43,198	56,301
Less: allowance for doubtful accounts	(605)	(365)
Accounts receivable, net	42,593	55,936

The provision for bad debt expense on accounts receivable was $68 and $7 for the three months ended September 30, 2022 and 2021, respectively, and $240 and $8 for the nine months ended September 30, 2022 and 2021, respectively.

The following table presents changes in the allowance for doubtful accounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$537	$448	$365	$457
Reserve for doubtful accounts	68	99	246	188
Write-offs, net of recoveries	—	(188)	(6)	(286)
Ending balance	$605	$359	$605	$359

5.
PREPAID EXPENSES

Prepaid expenses consisted of the following:

	September 30,	December 31,
	2022	2021
Income taxes	$1,528	$2,683
Platform operations	963	222
Insurance	755	62
Sales and marketing	427	62
Other	506	772
Total	$4,179	$3,801

6.
PROPERTY AND EQUIPMENT, Net

Property and Equipment, net consisted of the following:

	September 30,	December 31,
	2022	2021
Computers and equipment	$975	$798
Less: accumulated depreciation	(403)	(389)
Total	$572	$409

Depreciation expense on Property and Equipment was $51 and $37 for the three months ended September 30, 2022 and 2021, respectively, and $143 and $107 for the nine months ended September 30, 2022 and 2021, respectively.

7.
INTANGIBLE ASSETS, Net

Intangible assets, net consisted of the following:

		September 30, 2022
	Remaining Weighted Average Useful Life (in years)	Gross amount	Accumulated amortization	Net carrying amount
Software	—	$6,038	$(6,038)	$—
Capitalized software costs	1.1	9,430	(6,950)	2,480
Customer relationships	1.3	31,492	(25,898)	5,594
Trademarks/tradename	4.3	10,195	(5,871)	4,324
Total		$57,155	$(44,757)	$12,398

		December 31, 2021
	Remaining Weighted Average Useful Life (in years)	Gross amount	Accumulated amortization	Net carrying amount
Software	1.0	$9,124	$(8,653)	$471
Capitalized software costs	1.0	7,366	(5,335)	2,031
Customer relationships	2.0	31,726	(22,740)	8,986
Trademarks/tradename	5.0	10,240	(5,134)	5,106
Total		$58,456	$(41,862)	$16,594

Amortization expense was included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Platform operations	$549	$505	$1,615	$1,482
Sales and marketing	1,370	1,369	4,110	4,110
Technology and development	—	140	140	419
General and administrative	3	79	7	236
Total	$1,922	$2,093	$5,872	$6,247

Total amortization expense for the three months ended September 30, 2022 and 2021 was $1,922 and $2,093, respectively, and for the nine months ended September 30, 2022 and 2021 was $5,872 and $6,247, respectively. Amortization expense for capitalized software costs for the three months ended September 30, 2022 and 2021 was $549 and $505, respectively, and for the nine months ended September 30, 2022 and 2021 was $1,614 and $1,482, respectively.

Estimated future amortization of intangible assets as of September 30, 2022 is as follows:

Remainder of 2022	$1,908
2023	7,023
2024	1,427
2025	1,016
2026	1,016
Thereafter	8
Total	$12,398

8.
GOODWILL

Balance as of December 31, 2021	$35,778
Deconsolidation of SymetryML	(936)
Balance as of September 30, 2022	$34,842

9.
ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2022	December 31, 2021
Campaign costs	$2,060	$2,718
Platform operations	389	191
Deferred revenues	282	207
Professional services	133	648
Sales and use taxes	12	233
Other	485	667
Total	$3,361	$4,664

10.
DEBT

On December 22, 2021, the Company entered into a senior secured credit facilities credit agreement (the “Senior Secured Agreement”) with SVB. The Company is subject to customary representations, warranties, and covenants. The Senior Secured Agreement requires that the Company meet certain financial and non-financial covenants which include, but are not limited to, (i) delivering audited consolidated financial statements to the lender within 90 days after year-end commencing with the fiscal year ending December 31, 2022 financial statements, (ii) delivering unaudited quarterly consolidated financial statements within 45 days after each fiscal quarter, commencing with the quarterly period ending on March 31, 2022 and (iii) maintaining certain leverage ratios and liquidity coverage ratios. As of September 30, 2022, the Company was in full compliance with the terms of the Senior Secured Agreement.

As of September 30, 2022 and December 31, 2021, the Company had one letter of credit for approximately $983. As of December 31, 2021 the remainder of $39,017 was drawn on the revolving credit facility. The total amount drawn as of December 31, 2021 was repaid in January 2022. As of September 30, 2022, there were no amounts drawn on the revolving credit facility.

11.
INCOME TAXES

For the three months ended September 30, 2022 and 2021, the Company recorded an income tax provision of $1,095 and $1,569, respectively, and for the nine months ended September 30, 2022 and 2021, respectively, and an income tax benefit (provision) of $540 and $(3,141), respectively. The annual effective income tax rates before discrete items (“AETR”) for the nine months ended September 30, 2022 and 2021 was 9.4% and 33.8%, respectively. The AETR for the nine months ended September 30, 2022 was lower than the statutory rate of 21% primarily due to meals and entertainment and stock option executive expense not expected to be deductible in the future. The Company did not include any fair value adjustments not reasonably estimable for the full year in the calculation of its AETR as the full year impact of these specific items cannot be reasonably projected. Refer to Note 14 – Seller's Earn-out and Note 15 – Warrants for further detail on fair value adjustments for the Seller's Earn-Out and warrant liabilities, respectively.

As of each reporting date, the Company considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of September 30, 2022, the Company had not recorded a valuation allowance on the Company's deferred tax assets after considering all of the available evidence. As of December 31, 2021, a valuation allowance was previously recorded on the deferred tax assets of SymetryML, however, on March 31, 2022, SymetryML was deconsolidated from the Company. Refer to Note 18— SymetryML and SymetryML Holdings for further detail.

12.
EQUITY-BASED COMPENSATION

Stock Option Award Activity

The following table summarizes stock option activity for the nine months ended September 30, 2022:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2021	7,726,830	$0.60
Exercised	(600,551)	0.58
Forfeited	(3,908)	0.74
Outstanding as of September 30, 2022	7,122,371	$0.61
Exercisable as of September 30, 2022	6,699,803	$0.60

Restricted Stock Award Activity

On April 13, 2022, the Company granted 45,157 Restricted Stock Units ("RSUs") at a fair value of $8.92 per share to employees. On March 11, 2022, the Company granted 3,287,750 RSUs at a fair value of $9.57 per share to employees and Board members.

The vesting conditions for the RSUs are a mix of time-based and performance-based vesting conditions. The RSUs with performance-based vesting conditions are based on achievement of revenue or certain annual Adjusted Earnings Before Interest, Income Tax, Depreciation and Amortization (“Adjusted EBITDA”) targets. No compensation expense has been recognized on the RSUs with performance-based vesting conditions for the three or nine months ended September 30, 2022 on the basis that achievement of the specified performance targets is not yet considered probable to be met.

The following summarizes RSU activity for the nine months ended September 30, 2022:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2021	846,797	$7.95
Granted	3,332,907	9.56
Vested	(423,390)	7.95
Forfeited	(87,826)	9.44
Outstanding as of September 30, 2022	3,668,488	$9.38

Employee Stock Purchase Plan

On December 21, 2021, the Company’s stockholders approved the AdTheorent Holding Company, Inc. Employee Stock Purchase Plan (the “ESPP”), in connection with the Business Combination and became effective immediately upon the closing of the Business Combination on December 22, 2021. Under the ESPP, an aggregate of 2,026,328 shares of common stock (subject to certain adjustments to reflect changes in the Company’s capitalization) are reserved and may be purchased by eligible employees who become participants in the ESPP. The purchase price per share of the common stock is the lesser of 85% of the fair market value of a share of common stock on the offering date or 85% of the fair market value of a share of common stock on the purchase date. The first offering period under the ESPP began August 15, 2022. As of September 30, 2022, there were 2,026,328 shares of common stock available for issuance pursuant to the ESPP. The first purchase date is January 14, 2023.

Total compensation expense related to the ESPP was $27 for the three and nine months ended September 30, 2022, classified within each applicable operating expense category on the accompanying Consolidated Statements of Operations and in the equity-based compensation table below.

The fair value of the purchase rights granted under the ESPP for the offering period beginning August 15, 2022 was $1.03. It was estimated by applying the Black-Scholes option-pricing model to the purchase period in the offering period using the following assumptions:

August 15, 2022
Grant price	$2.67
Expected term	5 months
Expected volatility	90.7%
Risk-free interest rate	3.0%
Expected dividend yield	0.0%

Grant price - Closing stock price on the first day of the offering period

Expected Term - The expected term is based on the end date of the purchase period of each offering period, which is three months from the commencement of each new offering period.

Expected volatility - The expected volatility is based on historical volatility of the Company’s stock as well as the implied volatility from publicly traded options on the Company’s stock.

Risk-free interest rate - The risk-free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected term.

Equity-Based Compensation Expense

The following table summarizes the total equity-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Platform operations	$485	$—	$1,365	$—
Sales and marketing	920	—	2,773	—
Technology and development	424	—	1,448	—
General and administrative	954	110	3,041	382
Total equity-based compensation expense	$2,783	$110	$8,627	$382

As of September 30, 2022, there was approximately $68 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.3 years.

As of September 30, 2022, there was $19,369 of total unrecognized compensation expense related to the RSUs, which is expected to be recognized over a weighted average period of 2.6 years, subject to the achievement of certain performance based vesting conditions.

13.
EQUITY

The Company has authorized a total of 370,000,000 shares for issuance with 350,000,000 shares designated as Common Stock and 20,000,000 shares designated as preferred stock.

The Company’s common stockholders are entitled to one vote per share for the election of the Company directors and all other matters submitted to a vote of stockholders of the company. Additionally, the Company’s common stockholders will be entitled to receive dividends when, as and if declared by the Company Board, payable either in cash, in property or in shares of capital stock, after payment to any Company preferred stockholders having preference, if any. Out of the total authorized Common Stock, 86,691,430, and 85,743,994 were issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.

The Company Board are authorized to issue shares of preferred stock, without stockholder approval, with such designations, voting and other rights and preferences as they may determine. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

14.
SELLER'S EARN-OUT

The estimated fair value of the Seller’s Earn-Out, as defined in Note 16 – Seller’s Earn-Out included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, was determined using a Monte Carlo simulation valuation model using the most reliable information available. Assumptions used in the valuation were as follows:

	September 30, 2022	December 31, 2021
Stock price	$2.15	$5.87
Dividend yield	0.0%	0.0%
Volatility	80.0%	67.9%
Risk-free rate	4.18%	0.96%
Forecast period (in years)	2.23	2.98

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

Seller’s Earn-Out to equity holders and vested Exchanged Options as of Close:

The Seller’s Earn-Out is recorded on the Condensed Consolidated Balance Sheet as a non-current liability since the expected date of achievement based on the valuation model is over twelve months as of September 30, 2022. The following table presents activity for the Seller's Earn-Out measured using the Monte Carlo model, described above, as of September 30, 2022 and December 31, 2021:

Seller's Earn-Out
Balance at December 31, 2021	$18,081
Change in fair value	(15,664)
Balance at September 30, 2022	$2,417

Seller’s Earn-Out to Exchanged Option and Exchanged Unit holders as of Close:

For the three and nine months ended September 30, 2022, there was approximately $373 and $1,364, respectively, recorded in share-based compensation related to the Seller’s Earn-Out to Exchanged Option and Exchanged Unit holders. As of September 30, 2022, the compensation expense was fully recognized.

Share-based compensation expense related to the Seller’s Earn-Out to Exchanged Option and Exchanged Unit holders was included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Platform operations	$44	$161
Sales and marketing	110	405
Technology and development	37	131
General and administrative	182	667
Total	$373	$1,364

15.
WARRANTS

The following table summarizes the number of outstanding Public Warrants and Private Placement Warrants and the corresponding exercise price:

	September 30, 2022	December 31, 2021	Exercise Price	Expiration Date
Public Warrants	10,541,657	10,541,667	$11.50	December 21, 2026
Private Placement Warrants	5,432,237	5,432,237	$11.50	December 21, 2026

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

Measurement of Public Warrants

The Public Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of September 30, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ADTHW. There were 10 warrants exercised in the nine months ended September 30, 2022.

Measurement of Private Placement Warrants

The Private Placement Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of September 30, 2022 is classified as Level 2. A Monte Carlo simulation model is used to determine fair value.

The key inputs into the Monte Carlo simulation model for the Private Placement were as follows:

	September 30,	December 31,
	2022	2021
Risk-free interest rate	4.09%	1.25%
Dividend yield	0.00%	0.00%
Expected term (years)	4.23	4.98
Expected Volatility	67.90%	35.30%
Exercise Price	$11.50	$11.50
Stock Price	$2.15	$5.87

The volatility utilized in estimating the fair value of the Company’s Private Placement Warrant liability was based on the weighted average of the implied volatility and guideline public company volatility. The implied volatility was estimated by calibrating to the market price of the public warrants as of the respective valuation date, using a binomial lattice model. The guideline public company volatility was estimated based on historical lookback volatility of guideline public companies over a term commensurate with the expected term of the warrant, as well as, consideration to implied volatilities sourced from Bloomberg, L.P.

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

Warrant liability

On September 30, 2022, the fair values of the Public Warrants and Private Placement Warrants outstanding were determined to be $0.17 and $0.39 per warrant, respectively. On December 31, 2021, the Public Warrants and Private Placement Warrants outstanding were determined to be $0.68 and $0.92 per warrant, respectively.

The following table presents the changes in the fair value of the Public and Private Placement Warrants:

	Public Warrants	Private Placement Warrants	Total Warrant Liabilities
Fair value as of December 31, 2021	$7,168	$4,998	$12,166
Change in valuation inputs or other assumptions	(5,376)	(2,885)	(8,261)
Fair value as of September 30, 2022	$1,792	$2,113	$3,905

16.
FAIR VALUE MEASUREMENTS

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment in SymetryML Holdings(2)	$—	$—	$812	$812
Total assets	$—	$—	$812	$812
Liabilities:
Public warrants(1)	$1,792	$—	$—	$1,792
Private placement warrants(1)	—	2,113	—	2,113
Seller's Earn-Out(1)	—	—	2,417	2,417
Total liabilities	$1,792	$2,113	$2,417	$6,322

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investment in SymetryML Holdings(2)	$—	$—	$—	$—
Total assets	$—	$—	$—	$—
Liabilities:
Public warrants(1)	$7,168	$—	$—	$7,168
Private placement warrants(1)	—	4,998	—	4,998
Seller's Earn-Out(1)	—	—	18,081	18,081
Total liabilities	$7,168	$4,998	$18,081	$30,247

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

The following table presents a rollforward of the Company's assets and liabilities classified as Level 3 for nine months ended September 30, 2022. The Company did not have Level 3 assets or liabilities in the nine months ended September 30, 2021.

	Nine Months Ended September 30, 2022
	Investment in SymetryML Holdings	Seller's Earn-Out Liability
Balance as December 31, 2021	$—	$18,081
Additions	861	—
Measurement adjustments	(49)	(15,664)
Balance as of September 30, 2022	$812	$2,417

17.
EARNINGS PER SHARE

The computation of net income per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to AdTheorent Holding Company, Inc.	$5,725	$3,153	$21,762	$6,688

Weighted-average common shares outstanding - basic	86,492,025	59,882,523	86,003,514	59,882,523
Effect of dilutive equity-based awards	5,630,396	7,088,624	6,882,337	4,912,507
Weighted-average common shares outstanding - diluted	92,122,421	66,971,147	92,885,851	64,795,030

Earnings per share:
Basic	$0.07	$0.05	$0.25	$0.11
Diluted	$0.06	$0.05	$0.23	$0.10

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net income per Common Stockholder because their impact would have been anti-dilutive for the period presented, or their contingency conditions were not met:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	1,541,098	637,920	565,303	2,814,037
Restricted Stock Units (RSUs)	2,840,126	—	2,563,980	—
Public Warrants	10,541,657	—	10,541,657	—
Private Placement Warrants (1)	5,432,237	—	5,432,237	—
Seller's Earn-Out	6,785,714	—	6,785,714	—
Sponsor Earn-Out	598,875	—	598,875	—
Total	27,739,707	637,920	26,487,766	2,814,037

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

SymetryML Holdings and SymetryML was ultimately deconsolidated as of March 31, 2022 through a series seed preferred financing transaction ("Deconsolidation"), resulting in a gain of $1,939, of which $541 related to the remeasurement of the retained noncontrolling investment to fair value. The gain of $1,939 has been recorded separately on the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022.

The following table shows the amounts related to the accounting for the Deconsolidation:

For the Nine Months Ended September 30, 2022
Fair value of consideration received	$—
Fair value of retained noncontrolling interest	861
Carrying amount of deconsolidated noncontrolling interest	2,372
Less: Carrying amount of deconsolidated net assets	(1,294)
Gain on Deconsolidation	$1,939

The Deconsolidation resulted in the removal of the noncontrolling interest presentation and therefore there is no noncontrolling interest as of September 30, 2022. As of December 31, 2021 prior to the Deconsolidation, 41% of the total equity interests of SymetryML Holdings were owned by noncontrolling interests.

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

Retained Fair Value Option Investments in SymetryML and SymetryML Holdings

For its retained noncontrolling investment in SymetryML Holdings, the Company has made an irrevocable election to account for its investment at fair value with changes in fair value reported in earnings. The Company elected to apply fair value accounting to the retained investments in SymetryML Holdings because the Company believes that fair value is the most relevant measurement attribute for these investments, as well as to reduce operational and accounting complexity. The Company’s election to apply fair value accounting to these investments may cause fluctuations in the Company’s earnings from period to period. The fair value of the Company’s retained investment was $812 and $0 as of September 30, 2022 and December 31, 2021, respectively.

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

SAFE Notes

During the three months ended September 30, 2022 and 2021, the Company raised $0 and $525, respectively, and during the nine months ended September 30, 2022 and 2021 the Company raised $200 and $1,225, respectively, to fund Symetry operations, by entering into Simple Agreements for Future Equity Notes (“SAFE Notes”) with several parties. As a result of the series seed preferred financing transaction, all outstanding SAFE Notes converted to series seed preferred stock in SymetryML, Inc. on March 31, 2022 in accordance with the existing terms of the SAFE Notes.

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

Lease expense is allocated to Operating expense categories (Platform operations, Sales and marketing, Technology and development, General and administrative) in the Condensed Consolidated Statements of Operations in proportion to headcount in each of these categories. The components of lease expense for the three and nine months ended September 30, 2022 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Operating Lease Cost	$257	$729
Short Term Lease Cost	$49	$98
Variable Lease Cost	$—	$—

Supplemental cash flow information related to the Company’s operating leases for the nine months ended September 30, 2022 were as follows:

September 30, 2022
Operating cash flows used for operating leases	$998
Right-of-use assets obtained in exchange for new operating lease obligations	$214

Supplemental balance sheet information related to the Company’s operating leases as of September 30, 2022 were as follows:

September 30, 2022
Weighted average remaining lease term (years)	5.82
Weighted average discount rate (%)	3.25%

Approximate future minimum lease payments for the Company’s operating leases are as follows as of September 30, 2022:

September 30, 2022
Remainder of 2022	$384
2023	1,484
2024	1,441
2025	1,433
2026	1,415
Thereafter	2,387
Total operating lease payments	8,544
Less: Imputed interest	(756)
Total operating lease liabilities	$7,788

In connection with several lease agreements, the Company maintains letters of credit in the total amount of approximately $983 as of both September 30, 2022 and December 31, 2021.

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

Business Overview

Founded in 2012, we are a digital media platform which focuses on performance-first, privacy-forward methods to execute programmatic digital advertising campaigns, serving both advertising agency and brand customers. Without relying on individualized profiles or sensitive personal data for targeting, we utilize machine learning and advanced data analytics to make programmatic digital advertising more effective and efficient at scale, delivering measurable real-world value for advertisers. Our differentiated advertising capabilities and superior campaign performance, measured by customer-defined business metrics, or KPIs, have helped fuel our customer adoption and year-after-year growth.

We use machine learning and advanced data science to organize, analyze and operationalize non-sensitive data to deliver real-world value for customers. Central to our ad-targeting and campaign optimization methods, we build custom machine learning models for each campaign using historic and real-time data to predict future consumer conversion actions for every digital ad impression. We have integrations with Ad Exchanges/Supply Side Platforms (SSPs), from which we are sent ad impression opportunities to evaluate and purchase. We predictively score all of these ad impression opportunities for the purpose of deciding which ad impressions will likely drive valuable conversions or engagement activity for our customers. Our predictive platform scores over one million digital ad impressions per second and 75 billion to 90 billion digital ad impressions per day, assigning a “predictive score” to each. Each predictive score is determined by correlating non-individualized data attributes associated with the particular impression with data corresponding to previously purchased impressions that yielded consumer conversion or engagement activity. Such non-individualized attributes include variables such as publisher, content and URL keywords, device make, device operating system and other device attributes, ad position, geographic data, weather, demographic signals, creative type, and size, etc. The “predictive scores” generated by our platform allow us and our advertising clients to determine which ad impressions are more likely or less likely to result in client-desired KPIs. Our machine learning models are customized for every campaign and our platform “learns” over the course of each campaign as it processes more data related to post media view conversion experience. Based on these statistical probabilities or “predictive scores,” our platform automatically determines bidding optimizations to drive conversions and advertiser return on investment ("ROI") or return on advertising spend ("ROAS"), bidding on less than .001 of the evaluated impressions. Our use of machine learning and data science helps us to maximize efficiency and performance, enabling our customers to avoid wasted ad spend related to suboptimal impressions such as impressions that are predicted to be at a greater risk for fraud/invalid traffic or impressions with a higher likelihood of being unviewable, unmeasurable, or not brand safe, among other factors.

Our capabilities extend across the digital ecosystem to identify and engage digital actors with the highest likelihood of completing customer-desired actions, including online sales, other online actions, and real-world actions such as physical location visitation, in-store sales or vertical specific KPI's such as prescription fills/lift or submitted credit card applications. Our custom and highly impactful campaign executions encompass popular digital screens — mobile, desktop, tablet, connected TV (“CTV”) — and all digital ad formats, including display, rich media, video, native, and streaming audio. We actively manage our digital supply to provide advertisers with scale and reach, while minimizing redundant inventory, waste and other inefficiencies. Our CTV capability delivers scale and reach supplemented by innovative and industry recognized machine-learning optimizations towards real-world actions and value-added measurement services.

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

Supplementing our core machine learning-powered platform capabilities, we offer customized vertical solutions to address the needs of advertisers in specialized industries. These specialized solutions feature vertical-specific capabilities related to targeting, measurement and audience validation. Our healthcare and pharmaceutical offering (“AdTheorent Health”, formerly AdTheorentRx), harnesses the power of machine learning to drive superior performance on campaigns targeting both healthcare providers and patients, leveraging HIPAA-compliant methods and targeting practices that comply with Network Advertising Initiative Code and other self-regulatory standards. Our banking, financial services and insurance (“BFSI”) solutions drive real-world performance within the context of regulatory requirements and data use best practices intended to prevent discrimination and the use of "prohibited basis variables" in the promotion of federally regulated credit-extension products. We have created additional industry-tailored offerings to address the unique challenges and opportunities in a growing range of other verticals including retail, automotive, government/education/nonprofit, consumer packaged goods, dining, and entertainment.

Factors Affecting Our Performance

Growth of the Programmatic Advertising Market

Our operating results and prospects will be impacted by the overall continued adoption of programmatic advertising by inventory owners and content providers, as well as advertisers and the agencies that represent them. Programmatic advertising has grown rapidly in recent years; however, recent negative macro-economic sentiment has impacted advertiser spending. Any acceleration, or slowing, of programmatic advertising growth, due to macro-economic factors or otherwise, would affect our operating and financial performance. In addition, even if the programmatic advertising market continues to grow at its current rate, our ability to successfully position ourself within the market will impact the future growth of the business.

Investment in Platform and Solutions to Provide Continued Differentiation in Evolving Market

We believe that the capabilities and differentiation offered by our platform and solutions have been critical to our historical growth. Continued innovation in an evolving programmatic marketplace will be an important driver of our future growth. We anticipate that operating expenses will increase in the foreseeable future as the Company invests in platform operations and technology, data science and machine learning capabilities, and data infrastructure and tools to enhance our custom solutions and value-added offerings. We believe that these investments will contribute to our long-term growth, although they may have a negative impact on profitability in the near-term.

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

Our growth has and may continue to be impacted in the remainder of 2022 by macroeconomic factors beyond our control such as inflation, rising interest rates, pandemic related factors, global geopolitical uncertainties, among other things, as well as anticipated further year-over-year declines in our acquisition of new customers.

Ability to Continue to Access High Performing Media Inventory in Existing and Emerging Channels

Our ability to deliver upon clients’ targeted key performance indicators is reliant upon our ability to access high quality media inventory across multiple advertising channels at scale. Our future growth will depend on our ability to maintain and grow spend on existing and emerging channels, including advertising on display, rich media, native, video and audio ad formats across mobile, desktop, and CTV formats.

Development of International Markets

Although almost all of our historic revenue is attributable to campaigns and operations in the United States and Canada, we are exploring opportunities to serve new international markets, including serving the global needs of existing customers. We believe that the global opportunity for programmatic advertising is significant and should continue to expand as publishers and advertisers outside the United States and Canada increasingly seek to adopt the benefits that programmatic advertising provides. We believe that our privacy-forward approach to ad targeting and data usage will provide desired differentiation and value in highly and increasingly regulated markets such as the EU, which is subject to the General Data Protection Regulation (“GDPR”). Our ability to efficiently expand into new markets will affect our operating results.

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

The number of active customers as of September 30, 2022 was 339 and as of September 30, 2021 was 306, increasing by 33 customers, or 11%, respectively, year over year. The number of active customers as of December 31, 2021 was 309, for a year to date increase of 30 customers, or 10%.

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

Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021

The following table summarizes our historical results of operation for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$37,584	100.0%	$39,534	100.0%	$114,301	100.0%	$110,368	100.0%
Operating expenses:
Platform operations	19,581	52.1%	19,217	48.6%	58,207	50.9%	52,368	47.4%
Sales and marketing	11,127	29.6%	9,209	23.3%	32,540	28.5%	25,689	23.3%
Technology and development	3,955	10.5%	2,913	7.4%	12,393	10.8%	8,046	7.3%
General and administrative	4,729	12.6%	3,073	7.8%	15,433	13.5%	13,187	11.9%
Total operating expenses	39,392	104.8%	34,412	87.0%	118,573	103.7%	99,290	90.0%
(Loss) income from operations	(1,808)	-4.8%	5,122	13.0%	(4,272)	-3.7%	11,078	10.0%
Interest income (expense), net	97	0.3%	(598)	-1.5%	(59)	-0.1%	(1,808)	-1.6%
Gain on change in fair value of Seller's Earn-Out	2,901	7.7%	—	0.0%	15,664	13.7%	—	0.0%
Gain on change in fair value of warrants	5,674	15.1%	—	0.0%	8,261	7.2%	—	0.0%
Gain on deconsolidation of SymetryML	—	0.0%	—	0.0%	1,939	1.7%	—	0.0%
Loss on change in fair value of SAFE Notes	—	0.0%	—	0.0%	(788)	-0.7%	—	0.0%
Loss on fair value of investment in SymetryML Holdings	(39)	-0.1%	—	0.0%	(49)	0.0%	—	0.0%
Other (expense) income, net	(5)	0.0%	—	0.0%	(24)	0.0%	20	0.0%
Total other income (expense), net	8,628	23.0%	(598)	-1.5%	24,944	21.8%	(1,788)	-1.6%
Income from operations before income taxes	6,820	18.1%	4,524	11.4%	20,672	18.1%	9,290	8.4%
(Provision) benefit for income taxes	(1,095)	-2.9%	(1,569)	-4.0%	540	0.5%	(3,141)	-2.8%
Net income	$5,725	15.2%	$2,955	7.5%	$21,212	18.6%	$6,149	5.6%

Revenue

			Change
	2022	2021	$	%
Three Months Ended September 30,	$37,584	$39,534	$(1,950)	-4.9%
Nine Months Ended September 30,	$114,301	$110,368	$3,933	3.6%

Total revenue decreased $2.0 million, or 4.9%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The largest drivers of the decrease were in the BFSI (impacted by the automotive finance and insurance), government/education/nonprofit, consumer packaged goods and industry/agriculture verticals which collectively decreased by $5.6 million, or 31.0%. Offsetting these decreases were increases in the AdTheorent Health, real estate, and services verticals totaling approximately $3.5 million, or 39.6%. Included in the offsetting increase was the continued increase of CTV revenue which grew $1.0 million, or 36.3%.

Total revenue increased $3.9 million, or 3.6%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.The largest drivers of the growth were in the AdTheorent Health, retail, real estate, and software/websites verticals, which collectively increased $10.6 million, or 27.9%, Offsetting these increases were decreases in the BFSI (impacted by the automotive finance and insurance), government/education/nonprofit, and industry/agriculture verticals totaling $7.0 million, or 16.5%. Overall, the revenue increase was driven by continued increased CTV revenue which grew $3.8 million, or 59.4%.

Operating expenses

			Change
	2022	2021	$	%
Three Months Ended September 30,	$39,392	$34,412	$4,980	14.5%
Nine Months Ended September 30,	$118,573	$99,290	$19,283	19.4%

Operating expenses increased $5.0 million, or 14.5%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, and operating expenses increased $19.3 million, or 19.4% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Refer to the discussion below for further details of these variances.

Platform operations

			Change
	2022	2021	$	%
Three Months Ended September 30,	$19,581	$19,217	$364	1.9%
Nine Months Ended September 30,	$58,207	$52,368	$5,839	11.1%

Platform operations expenses increased by $0.4 million, or 1.9%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase was mainly attributable to hiring-driven increases in our media operations, data science, and technology teams of $0.5 million and an increase in equity-based compensation of $0.5 million. There was also an increase in our data infrastructure expense, attributable to data used in our platform which is not related to any specific campaign of $0.4 million, and volume-driven increases in hosting expense of approximately $0.2 million. The increases were offset by revenue driven traffic acquisition costs which decreased approximately $1.1 million, or 8.2%

Platform operations expenses increased $5.8 million, or 11.1%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was mainly attributable to hiring-driven increases in our media operations, data science, and technology teams of $1.7 million and an increase in equity-based compensation of $1.4 million. Volume-driven increases in hosting expense of approximately $1.1 million, revenue driven traffic acquisition costs of $0.9 million, and data used in our platform which is not related to any specific campaign, of $0.7 million also contributed to the increase.

Sales and marketing

			Change
	2022	2021	$	%
Three Months Ended September 30,	$11,127	$9,209	$1,918	20.8%
Nine Months Ended September 30,	$32,540	$25,689	$6,851	26.7%

Sales and marketing expenses increased $1.9 million, or 20.8%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to a $1.0 million increase in employee expenses related to hiring for the sales and customer support teams, a $0.9 million increase in equity-based compensation, and an increase of $0.4 million for travel-related expenses as sales personnel continue to resume more traditional business travel routines.

Sales and marketing expenses increased $6.9 million, or 26.7%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to a $3.2 million increase in employee expenses related to hiring for the sales and customer support teams, a $2.8 million increase in equity-based compensation, and an increase of $1.2 million for travel-related expenses as sales personnel continue to resume more traditional business travel routines. The increase is offset by a decrease in sales commissions of $0.5 million due to shortfalls relative to baseline revenue targets.

Technology and development

			Change
	2022	2021	$	%
Three Months Ended September 30,	$3,955	$2,913	$1,042	35.8%
Nine Months Ended September 30,	$12,393	$8,046	$4,347	54.0%

Technology and development expenses increased $1.0 million, or 35.8%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase was mainly due to $0.8 million of incremental software expense incurred, an increase of $0.6 million in employee related costs to support technology and product development, and an increase of $0.4 million in equity-based compensation. The increase was offset by a decrease of $0.5 million in technology and development expenses related to the deconsolidation of SymetryML Holdings on March 31, 2022.

Technology and development expenses increased $4.3 million, or 54.0%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was mainly due to $2.8 million of incremental software expense incurred, a $1.8 million increase in employee related costs to support technology and product development, and an increase of $1.4 million in equity-based compensation. The increase was offset by a decrease of $1.3 million in technology and development expenses related to the deconsolidation of SymetryML Holdings on March 31, 2022.

For further information on the deconsolidation of SymetryML Holdings, refer to Note 18 — SymetryML and SymetryML Holdings of our Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q.

General and administrative

			Change
	2022	2021	$	%
Three Months Ended September 30,	$4,729	$3,073	$1,656	53.9%
Nine Months Ended September 30,	$15,433	$13,187	$2,246	17.0%

General and administrative expenses increased $1.7 million, or 53.9%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to increases of $0.8 million in equity-based compensation, $0.8 million of insurance expense mainly driven by directors and officers insurance incurred, and $0.5 million of employee expenses related to hiring for the general and administrative teams. The increases were offset by a decrease in professional service expenses of $0.4 million due to prior year incurred costs related to public company readiness, including pre-public launch elevated legal and consulting costs.

General and administrative expenses increased $2.2 million, or 17.0%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due increases of $2.7 million in equity-based compensation, $2.4 million of insurance expense mainly driven by directors and officers insurance incurred in the nine months ended September 30, 2022, $1.1 million in employee expenses related to hiring for the general and administrative teams, and $0.2 million in public filing and registration related fees. These increases were offset by a one-time lease termination fee of approximately $4.2 million expensed in the nine months ended September 30, 2021 for terminating our primary New York City headquarters office lease as we negotiated a more cost-effective lease in the same building to reduce future rent obligations.

Interest income (expense)

			Change
	2022	2021	$	%
Three Months Ended September 30,	$97	$(598)	$695	116.2%
Nine Months Ended September 30,	$(59)	$(1,808)	$1,749	96.7%

Interest income (expense), net had a net change of $0.7 million, or 116.2%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to a decrease in interest expense of $0.5 million directly related to the reduction in loan principal balance. Additionally, in the three months ended September 30, 2022, we earned $0.2 million related to a money market mutual fund account opened in January 2022.

Interest income (expense), net changed $1.7 million, or 96.7%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to a decrease in interest expense of $1.5 million directly related to the reduction in loan principal balance. Additionally, in the three months ended September 30, 2022, we earned $0.2 million related to a money market mutual fund account opened in January 2022.

Gain on change in fair value of Seller's Earn-Out

			Change
	2022	2021	$	%
Three Months Ended September 30,	$2,901	$—	$2,901	**
Nine Months Ended September 30,	$15,664	$—	$15,664	**

For the three months ended September 30, 2022, the fair value of the Seller's Earn-Out liability decreased $2.9 million resulting in a gain of this amount. The decrease in fair value was primarily a result of the decrease in our stock price from June 30, 2022 to September 30, 2022.

For the nine months ended September 30, 2022, the fair value of the Seller's Earn-Out liability decreased $15.7 million resulting in a gain for this amount. The decrease in fair value was primarily a result of the decrease in our stock price from December 31, 2021 to September 30, 2022.

The Seller's Earn-Out was a result of the Business Combination on December 22, 2021, as detailed in Note 3 – Business Combination included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Gain on change in fair value of warrants

			Change
	2022	2021	$	%
Three Months Ended September 30,	$5,674	$—	$5,674	**
Nine Months Ended September 30,	$8,261	$—	$8,261	**

For the three months ended September 30, 2022, the fair value of the warrants liability decreased $5.7 million, resulting in a gain for this amount. The decrease in fair value was primarily a result of the decrease in our stock price from June 30, 2022 to September 30, 2022.

For the nine months ended September 30, 2022, the fair value of the warrants liability decreased $8.3 million, resulting in a gain for this amount. The decrease in fair value was primarily a result of the decrease in our stock price from December 31, 2021 to September 30, 2022.

The warrants were assumed by the Company in connection with the Business Combination on December 22, 2021, as detailed in Note 3 – Business Combination included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Benefit (provision) for income taxes

			Change
	2022	2021	$	%
Three Months Ended September 30,	$(1,095)	$(1,569)	$474	-30.2%
Nine Months Ended September 30,	$540	$(3,141)	$3,681	-117.2%

Provision for income taxes changed $0.5 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Benefit (provision) for income taxes changed $3.7 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The AETR for the nine months ended September 30, 2022 and 2021 was 9.4% and 33.8%, respectively.

The AETR for the nine months ended September 30, 2022 was less than the statutory rate of 21% primarily due to meals and entertainment and executive equity-based compensation not deductible for tax purposes. Additionally, we did not include any fair value adjustments not reasonably estimable for the full year in the calculation of our AETR, such as the Seller's Earn-out and warrant liabilities as we cannot project the full-year impact of these specific items.

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

The following table presents the calculation of gross profit and reconciliation of gross profit to Adjusted Gross Profit for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$37,584	$39,534	$114,301	$110,368
Less: Platform operations	19,581	19,217	58,207	52,368
Gross Profit	18,003	20,317	56,094	58,000
Add back: Other platform operations	6,739	5,228	19,979	14,995
Adjusted Gross Profit (1)	$24,742	$25,545	$76,073	$72,995

EBITDA and Adjusted EBITDA

EBITDA is a non-GAAP financial measure defined by us as net income (loss), before interest expense, net, depreciation, amortization and income tax expense. Adjusted EBITDA is defined as EBITDA before stock compensation expense, Business Combination transaction costs, management fees, non-core operations and other non-recurring items.

Collectively these non-GAAP financial measures are key profitability measures used by our management and Board to understand and evaluate our operating performance and trends, develop short-and long-term operational plans, measure performance goals in employee equity incentive awards, and make strategic decisions regarding the allocation of capital. We believe that these measures can provide useful period-to-period comparisons of campaign profitability. Accordingly, we believe that these measures provide useful information to investors and the market in understanding and evaluating our operating results in the same manner as our management and the Board.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income	$5,725	$2,955	$21,212	$6,149
Interest (income) expense, net	(97)	598	59	1,808
Tax provision (benefit)	1,095	1,569	(540)	3,141
Depreciation and amortization	1,973	2,130	6,015	6,354
EBITDA (1)	$8,696	$7,252	$26,746	$17,452
Equity based compensation	2,783	110	8,627	382
Seller's Earn-Out equity-based compensation	373	—	1,364	—
Transaction costs (2)	—	907	(131)	3,345
Gain on change in fair value of Seller's Earn-Out (3)	(2,901)	—	(15,664)	—
Gain on change in fair value of warrants (4)	(5,674)	—	(8,261)	—
Gain on deconsolidation of SymetryML (5)	—	—	(1,939)	—
Loss on change in fair value of SAFE Notes (6)	—	—	788	—
Loss on fair value of investment in SymetryML Holdings	39	—	49	—
Separation expense related to headcount reductions	270	—	270	—
Management fees (7)	—	218	—	653
Lease termination fee	—	—	—	4,243
Non-core operations (8)	—	462	351	1,656
Adjusted EBITDA (1)	$3,586	$8,949	$12,200	$27,731

Adjusted EBITDA as a Percentage of Adjusted Gross Profit and Adjusted Gross Profit as a Percentage of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except for percentages)
Gross Profit	$18,003	$20,317	$56,094	$58,000
Net income	$5,725	$2,955	$21,212	$6,149
Net income as a % of Gross Profit	31.8%	14.5%	37.8%	10.6%
Adjusted Gross Profit (1)	$24,742	$25,545	$76,073	$72,995
Adjusted EBITDA (1)	$3,586	$8,949	$12,200	$27,731
Adjusted EBITDA as a % of Adjusted Gross Profit (1)	14.5%	35.0%	16.0%	38.0%
Gross Profit	$18,003	$20,317	$56,094	$58,000
Revenue	$37,584	$39,534	$114,301	$110,368
Gross Profit as a % of Revenue	47.9%	51.4%	49.1%	52.6%
Revenue	$37,584	$39,534	$114,301	$110,368
Adjusted Gross Profit (1)	$24,742	$25,545	$76,073	$72,995
Adjusted Gross Profit as a % of Revenue (1)	65.8%	64.6%	66.6%	66.1%
(1)
We use non-GAAP financial measures to help set budgets, establish operational goals, analyze financial results and performance, and make strategic decisions.
(2)
Includes incurred transaction-related expenses and costs related to strategic initiatives in the three and nine months ended September 30, 2021 which were suspended due to the COVID-19 pandemic. In the three and nine months ended September 30, 2022, included professional fees directly related to the Business Combination.
(3)
In connection with the Business Combination, a Seller's Earn-Out liability was recorded. The gain represents the decrease in fair value of the Seller's Earn-Out in the three and nine months ended September 30, 2022.
(4)
In connection with the Business Combination, a liability for warrants was recorded. The gain represents the decrease in fair value of the warrants in the three and nine months ended September 30, 2022.
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
(8)
Effective as of March 1, 2020, we effectuated a contribution of our SymetryML department into a new subsidiary, SymetryML, Inc. We periodically raised capital to fund Symetry operations by entering into Simple Agreement for Future Equity Notes (“SAFE Note”) with several parties. We viewed SymetryML operations as non-core, and did not fund future operational expenses incurred in excess of SAFE Note funding secured. Effective March 31, 2022, we no longer consolidate SymetryML. Refer to Note 18 — SymetryML and SymetryML Holdings of our Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q, for more information.

Liquidity and Capital Resources

Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, development expenses, general and administrative expenses, and others. As of September 30, 2022, we had $67.8 million in cash and cash equivalents.

As of September 30, 2022, our working capital was $97.2 million. All amounts previously drawn on our Revolving Credit Facility, as defined below were re-paid in January 2022 and we do not anticipate a need to borrow on this facility in the immediate future. We believe we have sufficient sources of liquidity, including cash generated from operations as well as the capacity on the Revolving Credit Facility, to support our operating needs, capital requirements, and debt service requirements for the next twelve months.

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

We are subject to customary representations, warranties, and covenants. The Senior Secured Agreement requires that the Company meet certain financial and non-financial covenants which include, but are not limited to, (i) delivering audited consolidated financial statements to the lender within 90 days after year-end commencing with the fiscal year ending December 31, 2022 financial statements, (ii) delivering unaudited quarterly consolidated financial statements within 45 days after each fiscal quarter, commencing with the quarterly period ending on March 31, 2022 and (iii) maintaining certain leverage ratios and liquidity coverage ratios. As of September 30, 2022, we were in full compliance with the terms of the Senior Secured Agreement.

As of September 30, 2022, we had one letter of credit for approximately $1.0 million and no amounts were drawn on the Revolving Credit Facility.

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

We expect to continue generating strong positive cash flows as we scale our operations.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$8,439	$8,285
Net cash used in investing activities	$(2,388)	$(1,731)
Net cash used in financing activities	$(38,302)	$(576)

Operating Activities

Net cash provided by operating activities increased $0.2 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was primarily due to the following:

•
Cash collected for revenue increased $8.3 million.
•
Decrease in cash paid for rent and lease termination fees $6.2 million.
•
Decrease in cash paid for income taxes of $3.8 million.
•
Decrease in cash paid for interest of $1.7 million.

Offsetting decreases in operating cash included the following:

•
Increase in cash paid for employee expenses primarily due to the increase in headcount of $8.9 million.
•
Increase in cash paid for insurance premiums of $3.2 million primarily related to being a newly public company.
•
Increase in cash paid for software costs of $2.2 million.
•
Increase in cash paid for professional services of $1.5 million related to being a newly public company including increased audit, consulting, and legal fees.
•
Increase in cash paid for sales and marketing costs of $1.4 million primarily due to a one-time marketing event in the 2022 period, as well as an increase in overall sales and marketing spend.

•
Increase in cash paid for hosting costs of $1.4 million related to volume driven increases.
•
Increase in cash paid related to campaign costs of $1.3 million.
•
Timing differences of certain payments and collections. DPO decreased 5.7% to 50 days for the nine months ended September 30, 2022 from 53 days for the nine months ended September 30, 2021 and DSO increased 7.5% to 100 days for the nine months ended September 30, 2022 from 93 days for the nine months ended September 30, 2021.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022 was $2.4 million, primarily consisting of capitalized software development costs of $2.0 million.

Net cash used in investing activities during the nine months ended September 30, 2021 was $1.7 million, primarily consisting of capitalized software development costs of $1.6 million.

We expect to continue capitalizing software and purchasing property and equipment as we expand our operations.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2022 was $38.3 million, consisting primarily of the re-payment of revolver borrowings of $39.0 million. We also paid cash for restricted stock withheld for taxes of $0.2 million. Offsetting these payments were proceeds related to the SymetryML issuance of preferred stock of $0.4 million, cash received from stock option exercises of $0.3 million, and proceeds from the SAFE Notes of $0.2 million.

Net cash used in financing activities during the nine months ended September 30, 2021 was $0.6 million, consisting of a term loan payment of $1.8 million and offsetting proceeds from SAFE Notes of $1.2 million.

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

During the nine months ended September 30, 2022, there were no changes in our critical accounting policies or estimates. See Note 2 — Summary of Significant Accounting Policies, of the Condensed Consolidated Financial Statements included elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC, for additional information regarding our critical accounting policies.

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

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 10, 2022

	By:	/s/ Chuck Jordan
Chuck Jordan
Chief Financial Officer
(principal financial and accounting officer)
Date: November 10, 2022