Form 10-K
period 2022-12-31
AdTheorent Holding Company, Inc.
filed 2023-03-02
CIK 1838672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2022, was $121,802,596.

The number of shares of Registrant’s Common Stock outstanding as of February 27, 2023 was 87,623,588.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or an amendment to Form 10-K to be filed not later than 120 days from the end of the registrant’s most recent fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We discuss many of these risks in “Item 1A. Risk Factors” of this Annual Report on Form 10-K in greater detail under the heading “Risk Factors” and in other filings we make from time to time with the Securities and Exchange Commission, or SEC. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K, which are inherently subject to change and involve risks and uncertainties. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.

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
•
the impact of global events, including the ongoing Russian-Ukrainian conflict, on our business and the actions we may take in response thereto;
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

These statements are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements, including the following:

•
general market conditions in our industry;
•
the risk we are not able to arrange sufficient cost-effective financing to fund expenditures, future operational activities and acquisitions, and other obligations;
•
the outcome of any legal proceedings;

•
our success in retaining or recruiting, or changes required in, officers, key employees or directors;
•
changes in applicable laws or regulations;
•
our ability to execute our business model, including market acceptance of our planned products and services;
•
the ability to maintain the listing of our securities on Nasdaq or any other exchange;
•
the possibility that the COVID-19 pandemic may adversely affect our results of operations, financial position and cash flows; and
•
the possibility that we may be adversely affected by other economic, business or competitive factors, including the ongoing Russian-Ukrainian conflict, the threat of recession, or record inflation levels.

PART I

Item 1. Business.

Unless the context otherwise requires, “we,” “us,” “our,” “AdTheorent,” and the “Company” refer to AdTheorent Holding Company, Inc., a Delaware corporation, and its consolidated subsidiaries (including Legacy AdTheorent). References to “MCAP” refer to our predecessor company, MCAP Acquisition Corporation, prior to December 22, 2021.

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

We use machine learning and advanced data science to organize, analyze and operationalize non-sensitive data to deliver real-world value for customers. Central to our ad-targeting and campaign optimization methods, we build custom machine learning models for each campaign using historic and real-time data to predict future consumer conversion actions for every digital ad impression. We have integrations with Digital Ad Exchanges, or Supply Side Platforms (“SSPs”), from which we are sent ad impression opportunities for evaluation and purchase. We predictively score all ad impression opportunities for the purpose of deciding which ad impressions will likely drive valuable conversions or engagement activity for our customers. Our predictive platform scores over one million digital ad impressions per second and 75 billion to 90 billion digital ad impressions per day, assigning a “predictive score” to each. Each predictive score is determined by correlating non-individualized data attributes associated with the particular impression with data corresponding to previously purchased impressions that yielded consumer conversion or engagement activity. Such non-individualized attributes include variables such as publisher, content and URL keywords, device make, device operating system and other device attributes, ad position, geographic data, weather, demographic signals, creative type and size, etc. The “predictive scores” generated by our platform allow us and our advertising clients to determine which ad impressions are more likely or less likely to result in client-desired KPIs. Our machine learning models are customized for every campaign and our platform “learns” over the course of each campaign as it processes more data related to post media view conversion experience. Based on these statistical probabilities or “predictive scores,” our platform automatically determines bidding optimizations to drive conversions and advertiser return on investment (“ROI”) or return on advertising spend (“ROAS”), bidding on less than .001 of the evaluated impressions. Our use of machine learning and data science helps us to maximize efficiency and performance, enabling our customers to avoid wasted ad spend related to suboptimal impressions such as impressions that are predicted to be at a greater risk for fraud/invalid traffic or impressions with a higher likelihood of being unviewable, unmeasurable, or not brand safe, among other factors.

Our capabilities extend across the digital ecosystem to identify and engage digital impressions with the highest likelihood of completing customer-desired actions, including online sales, other online actions, and real-world actions such as physical location visitation, in-store sales or vertical specific KPI's such as prescription fills/lift or submitted credit card applications. Our custom and highly impactful campaign executions encompass popular digital screens — mobile, desktop, tablet, connected TV (“CTV”), Digital Out of Home (“DOOH”) — and all digital ad formats, including display, rich media, video, native and streaming audio. We actively manage our digital supply to provide advertisers with scale and reach, while minimizing redundant inventory, waste and other inefficiencies. Our CTV capability delivers scale and reach supplemented by innovative and industry recognized machine-learning optimizations towards real-world actions and value-added measurement services.

Our platform and machine learning-based targeting provide privacy advantages that are lacking from alternatives which rely on individual user profiles or cookies employing a “one-to-one” approach to digital ad targeting. Our core targeting approach is statistical, not individualized, and as a result we do not need to compile or maintain user profiles, and we do not rely on cookies or user profiles for targeting. Our solution-set is especially valuable to regulated customers, such as financial institutions and pharmaceutical or health companies, and other privacy-forward advertisers who desire efficient and effective digital ad-targeting without individualized or personal targeting data. We adhere to data usage protocols and model governance processes which help to ensure that each customer’s data is safeguarded and used only for that customer’s benefit, and we take a consultative and collaborative approach to data use best practices with all of our customers.

Supplementing our core machine learning-powered platform capabilities, we offer customized vertical solutions to address the needs of advertisers in specialized industries. These specialized solutions feature vertical-specific capabilities related to targeting, measurement and audience validation. Our broader health offering, which encompasses engagements with customers in the verticals and sub-verticals of healthcare, pharmaceutical, pharmacy, over-the-counter brands, and health-related government (collectively, “AdTheorent Health”), harnesses the power of machine learning to drive superior performance on campaigns targeting both healthcare providers (“HCP”) and patients, leveraging Health Insurance Portability and Accountability Act (“HIPAA”) compliant methods and targeting practices that comply with Network Advertising Initiative (“NAI”) Code and other self-regulatory standards. In the third quarter of 2022, we launched our AdTheorent Health Predictive Audience Builder, a new-to-market solution which allows programmatic advertisers to use aggregated health data to research and target “audiences” in a more precise, data-driven and less opaque manner than what is currently available across the industry. This solution leverages primary-sourced health data and machine learning to create statistical representations of audiences, but notably is not ID-based and does not include Personal Health Information (“PHI”). These features allow AdTheorent Health Predictive Audiences to be built for performance, with the goal of achieving health advertisers' KPIs, while being privacy forward and HIPAA-compliant by design. Subsequently, in the fourth quarter and part of our strategy to establish a scalable foundation for the deployment of innovative verticalized solutions, we launched AdTheorent Predictive Audience Builder, a platform tool that allows advertisers to build customizable, machine learning-based audiences for other key verticals such as banking, financial services and insurance (“BFSI”) and retail. We have also created additional offerings tailored to address the unique challenges and opportunities in a growing range of other verticals.

For the year ended December 31, 2022, our total revenue was $166.1 million, an increase of 0.4%, to our total revenue for the year ended December 31, 2021 of $165.4 million. Our gross profit for the year ended December 31, 2022 was $82.6 million, a decrease of 5.7% compared to our gross profit for the year ended December 31, 2021 of $87.6 million. Our net income for the year ended December 31, 2022 was $28.8 million, an increase of 13.3%, compared to our net income for the year ended December 31, 2021 of $25.4 million.

For the fiscal year ended December 31, 2022 total Adjusted Gross Profit was $109.8 million, up 0.4% over the fiscal year ended December 31, 2021 Adjusted Gross Profit of $109.3 million. Adjusted EBITDA for the year ended December 31, 2022 was $22.3 million, a decrease of 48.1% over Adjusted EBITDA of $43.0 million for the year ended December 31, 2021. For a detailed discussion of our key operating and financial performance measures and a reconciliation of Adjusted Gross Profit and Adjusted EBITDA to the most directly comparable financial measures calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations— Non-GAAP Financial Information.

The AdTheorent Technology Platform and Service Offering

Behind every ad impression in the programmatic ecosystem, a “real time bidding” (“RTB”) auction takes place which connects prospective media buyers, such as brands and agencies, with valuable digital properties where there are opportunities to serve digital ads. Brands and agencies use Demand Side Platforms (“DSPs”) like AdTheorent to connect with suppliers of digital media suitable for and seeking digital advertisements (i.e., publishers like The New York Times). These real-time auctions are mediated by SSPs which are connected to the various individual publishers. We use a highly differentiated machine learning platform to assist agencies and brands with the optimization of their media buying decisions; they use our capabilities to identify which specific ad impressions are most likely to drive conversion activity from their digital ads. When desirable ad impressions are auctioned, our automated bidders will bid for each desirable impression with a competitive price, leading to either the impression being served for the AdTheorent-executed campaign, or the bid being lost. The following illustration shows this general workflow, as well as how we have been able to build a robust machine learning (“ML”)- powered decisioning and targeting solution on top of the RTB process to make it more efficient and scalable, as evidenced by strong and measurable performance for our customers:

Unlike other programmatic advertising competitors, whose ad-targeting practices are generally reliant on the availability of cookies and other individualized ID-based user profiles, our machine learning-based targeting approach is statistical, not individualized. Cookies are used by advertisers to retarget a specific user based on the user’s web browsing behavior. Simply put, a cookie is a text file deposited on a user’s browser when the user accesses web content, which allows advertisers to track and retarget the user based on assumptions about the user’s interests. To the extent cookies are available in the digital ecosystem, we can access and use them in different ways, but we are not dependent on cookies for ad targeting. We are well positioned with regard to Google’s plan to phase out third-party cookies in Chrome, currently projected by Google to begin in the second half of 2024 according to an updated announcement in July 2022. Following its initial announcement in early 2020, several industry initiatives (led by Google and Microsoft) commenced to facilitate ad serving, measurement, and attribution in a privacy-first manner, which initiatives we have supported and adopted as a participant. These initiatives are centered around an application programming interface (“API”) based approach in which interest-based information and ad serving/measurement is managed within user browsers and shared in anonymized, aggregate forms. This post-cookie paradigm is well suited to us because our machine learning-based ad targeting approach is already centered around ingesting and using aggregated and statistical data for modeling. Parallel industry efforts to replace cookies with privacy friendly Unified IDs will allow us and the industry generally to leverage a form of one-to-one cookie replacement, but with more limits, and we are not dependent on these outcomes. We are also not dependent on third party partners to license user profiles or IDs as part of third party audience segments, which are commonly used methods for digital ad-targeting.

We have also used machine learning and data science to advance location-based targeting in a more accurate, efficient and privacy-forward way. Our approach makes location data more valuable and actionable as a component of machine learning-based predictive advertising, enabling advertisers to reach consumers who are currently at, or have recently been to, a location and have the highest probability of taking a desired action. Our Point of Interest (“POI”) capability provides a diverse set of consumer-focused retail and service businesses, and leisure and geographic landmarks, all available for targeting within our platform, utilizing more than 33 million consumer-focused POIs and more than 17,000 business categories to reach consumers at scale. Our location-based targeting capabilities are supplemented by machine learning-based optimizations in order to provide superior results for customers. Additionally, we offer value-added geo-intelligence solutions that enable advertisers to track relevant KPIs such as Cost Per Incremental Visit and Cost Per Visit, with such metrics verified by third parties.

We similarly make traditional contextual advertising more effective by leveraging URL and publisher content to perform natural language processing keyword analysis as additional signals to inform predictive models. This provides us with enhanced non-individualized methods to leverage data signals that are capable of informing predictions about non-individualized engagement with digital advertisements. For example, our machine learning may identify that the presence of certain keywords or keyword combinations in a publisher’s content are more likely to drive engagement and action from users relative to a given product or service.

We use contextual and other privacy-friendly signals to offer cross-device, relationship and visitation targeting by identifying connections between devices and locations, all without creating or maintaining user profiles or seeking to resolve any user “identity.” These capabilities enable delivery of targeted ads across multiple devices. Additionally, we are able to amplify campaign messages by activating all devices connected to a network or community. Our capability for correlating devices using machine learning and statistics enables the extension of targeted messaging to friends and family.

In addition, although we do not rely on third party-licensed audience segments for ad targeting or optimizations, AdTheorent Predictive Audiences leverage machine learning models to identify audience quality parameters which are important to our customers, within which AdTheorent campaigns seek to identify consumers who are most likely to convert given the specific customer’s business goal or KPI. AdTheorent Health Predictive Audience Builder and AdTheorent Predictive Audience Builder, launched in the third quarter and fourth quarter of 2022, respectively, feature custom algorithms tailored to ensure “audience quality,” as determined in consultation with customers. This additional “audience quality” capability augments AdTheorent’s core ML-based campaign KPI optimization product-set, and offers customers an alternative to standard ID-based third party audience licenses.

Machine learning technology may be embedded within creative ad units developed by our in-house creative technologists, referred to as Studio A\T, delivered through our platform. Our solution relies on machine learning for creative optimizations with creative elements adjusted and delivered dynamically based on real-time data regarding the consumer, location and other key environmental factors, allowing the advertiser to deliver personalized creative to our target consumers. Our machine learning enables the selection and delivery of the most effective creative solution for the individual consumer. Our in-house creative technologists support brands from ideation to design, through production and launch, making us a natural extension of digital customer brand teams.

AdTheorent offers customers two primary methods of engaging with our platform. Our full-service, or “Managed Programmatic,” model supplements our core platform capabilities with a full suite of media services, including campaign strategy and planning, media optimization and execution, data science as a service, reporting and analytics, creative and more. In addition to our Managed Programmatic method for transacting with customers, our direct access offering (“Direct Access”) is a user-controlled enterprise solution that provides brand and agency users direct access to our award-winning media buying platform and machine learning technology. AdTheorent Direct Access expands our total addressable market by making our platform and offerings available to customers regardless of their preferred method for executing programmatic digital campaigns.

We believe that our Managed Programmatic and Direct Access offerings are complementary and can be used together, empowering customers with a flexible engagement model based on their unique business goals, internal capabilities and technical and other resources. The Managed Programmatic model is well suited for campaigns with complex KPIs and customers who desire additional support and value-added benefits including strategy, creative, and campaign optimization and execution, while the Direct Access model addresses the needs of customers with existing media trading teams and resources.

Business Combination

On December 22, 2021 (the “Closing Date”), MCAP Acquisition Corporation (“MCAP”), now known as AdTheorent Holding Company, Inc., consummated the previously announced business combination pursuant to that certain Business Combination Agreement, dated as of July 27, 2021 (as amended, restated, supplemented or otherwise modified, the “Business Combination Agreement”), by and among MCAP, GRNT Merger Sub 1 LLC, a Delaware limited liability company (“Merger Sub 1”), GRNT Merger Sub 2 LLC, a Delaware limited liability company (“Merger Sub 2”), GRNT Merger Sub 3 LLC, a Delaware limited liability company (“Merger Sub 3”), GRNT Merger Sub 4 LLC, a Delaware limited liability company (“Merger Sub 4” and, together with Merger Sub 1, Merger Sub 2 and Merger Sub 3, the “Merger Sub Entities”), H.I.G. Growth—AdTheorent Intermediate, LLC, a Delaware limited liability company (the “Blocker”), H.I.G. Growth—AdTheorent, LLC, a Delaware limited liability company, and AdTheorent Holding Company, LLC, a Delaware limited liability company (“Legacy AdTheorent”). Pursuant to the terms of the Business Combination Agreement, Legacy AdTheorent, the Blocker and the Merger Sub Entities engaged in a series of four mergers, which resulted in Legacy AdTheorent becoming a wholly owned subsidiary of MCAP (the “Business Combination”). On the Closing Date, and in connection with the closing of the Business Combination, MCAP changed its name to AdTheorent Holding Company, Inc.

Beginning December 23, 2021, our shares of common stock, par value $0.0001 per share (“Common Stock”), traded on the Nasdaq Capital Market under the ticker symbol “ADTH” and our warrants traded on Nasdaq under the ticker symbol “ADTHW”.

Industry Overview

We believe the key industry trends shaping the advertising market include:

Fundamental shift to digital programmatic advertising: Digital advertising dominates United States spending accounting for over 70% of market share. Marketers are continuing to realize the benefits of programmatic advertising across a wide range of advertising channels and formats, including desktop, tablet, mobile, CTV, and DOOH. In 2023, more than 91% of all digital display ad dollars is forecaseted to be transacted programmatically and that percentage is expected to increase in 2024. eMarketer estimates that in the United States alone, programmatic digital display ad spending will rise 16.9%, to $148.8 billion in 2023, and another 12.9%, to 168.0 billion in 2024. Programmatic digital video ad spending is forecasted to grow 23.9% in 2023 to $82.5 billion, and 17.5%, in 2024, to $96.9 billion. As the broader market continues to mature and programmatic platforms compete to capture more of this growing opportunity, advertisers are prioritizing media buying platforms which provide measurable ROI/ROAS, as opposed to platforms which connect media buyers and media sellers in a more generic, less performance-focused manner.

CTV is projected to be the fastest-growing programmatic channel in the coming years: The TV industry is undergoing significant disruption as Internet-enabled CTV has become a preferred vehicle for streaming video content. The amount of CTV users in the U.S. is forecasted to increase from 225.7 million, or 66.9% of the U.S. population, in 2022, to 242.3 million, or 70.0% of the U.S. population, in 2026, according to eMarketer. Additionally, despite macroeconomic conditions, eMarketer's CTV ad spending forecast increased by $3.0 billion in 2023 to $26.9 billion. CTV provides many benefits to advertisers, including more accurate control of scale, addressability, and measurement. Advertisers are increasingly investing in CTV as more inventory becomes available and as they realize the benefits that a full-funnel approach can have for their brands. As the CTV advertising market continues to mature, advertisers will benefit from demand more customized solutions that drive real world business outcomes.

Focus on consumer data privacy is expected to increase demand for cookie-less advertising solutions: Advertising has become more data driven and advertisers want to target customers while respecting consumer privacy. Internet advertisers in the past have capitalized on data from cookies to gain insights into users for retargeting, and they have relied on third party licensed “audience” data to target user profiles perceived to represent interested consumers. However, an increasing number of privacy laws and regulations restrict the use of personal data for advertising, such as the European General Data Protection Regulation (“GDPR”),the California Consumer Privacy Act (“CCPA”) as amended by the California Privacy Rights Act, effective in 2023 (“CPRA”), and other recent and forthcoming state laws such as the Virginia Consumer Data Protection Act (effective January 1, 2023), the Colorado Privacy Act (effective July 1, 2023), the Connecticut Data Privacy Act (effective July 1, 2023) and the Utah Consumer Privacy Act (effective December 31, 2023). In addition, industry changes are restricting access to individualized IDs (internet browser providers including Google (Chrome) and Apple (Safari), and Apple’s iOS changes), causing some advertisers to reduce their reliance on vendors and software platforms that primarily utilize cookies and user IDs/profiles for ad targeting. In today’s connected world, we expect advertisers to increasingly need privacy-forward methods to identify their customers and connect with them across multiple channels, devices and formats. We further expect this to drive an industry shift away from cookie-based and profile-based DSPs towards privacy-focused solutions.

Machine learning applied in a programmatic advertising setting drives measurable ROAS for brands: Advertisers are looking for a centralized view of their customers, while connecting online and offline purchases to measure performance and ROAS. ROAS is a critical metric for marketing campaigns, and machine learning and data-driven solutions deliver the accountability that advertisers need and want, and great flexibility to utilize customer-provided data sets to optimize their campaign performance. We believe that informed advertisers will prioritize machine learning-based solutions to maximize ROAS in a privacy-forward manner.

Strengths

We believe the following strengths and capabilities provide us with the ability to maintain and expand our position as a leading technology platform and solutions provider for digital advertising:

Award-Winning Proprietary Machine Learning Powered Media Buying Platform: Our technology and solutions, designed and developed in-house, have been recognized with numerous industry awards, and have been enhanced and refined since our founding in early 2012. Our machine learning-powered predictive advertising capability is engineered to drive superior outcomes (versus other advertising methods) for advertiser customers. We provide valuable differentiation through our proprietary media buying platform which uses machine learning and data science as the core method of ad-targeting and campaign optimization. Our predictive platform scores over one million digital ad impressions per second, and 75 billion to 90 billion digital ad impressions per day, assigning a “predictive score” to each, for the purpose of identifying which of hundreds of non-individualized data attributes correlate with customer-desired conversions/actions. Predictive scores are used to optimize media purchases and ad delivery to maximize customer returns on each advertising campaign.

Privacy-Forward Solutions and Approach: Our privacy-friendly approach to data and ad-targeting represents a strategic strength and opportunity, as industry privacy regulation increases, including but not limited to GDPR in the European Union (“EU”), CCPA/CPRA in California, and other state and local regulations. Industry changes, including initiatives lead by Apple and Google which will make it more difficult to access and use individual user IDs, reinforce the value of ML-powered statistics-driven ad-targeting. Because we do not rely on individualized IDs to target ads — instead relying on statistics and machine learning models — we are not dependent on cookies, device IDs, or industry-created replacements for the foregoing, which we believe represents a notable and growing advantage.

Value-Added Vertical Solutions Which Enhance Differentiation: We offer customized vertical solutions to address the unique needs of advertisers in specialized industries. These solutions feature vertical-specific capabilities related to targeting, custom KPI achievement and ROI measurement, data and inventory, and audience validation. For example, many of these solutions will leverage data signals which constitute valuable KPIs to clients within those industry verticals (e.g., SKU level sales for Consumer Packaged Goods (“CPG”), prescription fill data for AdTheorent Health, viewership data for Entertainment, etc.). AdTheorent Health harnesses the power of machine learning to drive performance on campaigns targeting both HCP and patients, leveraging HIPAA-compliant methods and targeting practices that comply with NAI Code and other self-regulatory standards. Our BFSI solutions drive real-world performance within the context of regulatory requirements and data use best practices intended to prevent discrimination in the promotion of federally regulated credit-extension products. We have created additional industry-tailored offerings to address the unique challenges and opportunities in a growing range of verticals.

Customer Retention and Growth Across Leading Global Brand and Agency Customers: Our demonstrated ability to address advertiser challenges and provide measurable value has yielded strong customer loyalty, retention and growth among a growing roster of the most sophisticated digital advertising customers. We have continued to meaningfully grow the number of active customers (which are defined as our customers who spent over $5,000 during the previous twelve months). We monitor active customers to help understand our revenue performance. Additionally, monitoring active customers helps us understand the nature and extent to which the active customer base is growing, which assists management in establishing operational goals. We have many long-tenured customers with 69% of revenue for the fiscal year ended December 31, 2022, coming from customers who have generated revenue with us since 2019 or earlier. This is calculated by analyzing our 2022 revenue and grouping customers according to the year in which they commenced generating spend with us.

Advanced Platform Automation and Efficiencies Which Drive Profitability: Key among the efficiency-driving features of our platform are our automated optimizer tools which allow users to drive performance and efficiency. Our platform optimizers automate intraday changes to targeting and bid prices at regular intervals to balance delivery (i.e., media buying goals) with campaign objectives. Media buyers/traders leverage the optimizer to drive efficient media costs, KPI metric performance, and reduce time spent on manual adjustments. In addition, our platform includes automated campaign functionality which has enabled us to operate more efficiently at scale.

Experienced, Long-Tenured Management & Team: Our management team has deep and extensive experience in the advertising technology sector and a track-record of delivering positive financial results and value creation for stakeholders, which we believe gives us a competitive advantage. Our long-tenured management and extended team has provided us with valuable continuity of operations and unanimity of purpose and mission. Our deep advertising technology, data science and operational experience, combined with our keen awareness of evolving digital customer demands and data use trends and changes, significantly contribute to our operating success.

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
•
Capitalize on market and regulatory trends favoring privacy-forward solutions: As privacy standards evolve and the availability of personal identifiers continues to be restricted, we believe that our differentiation will compound and be further prioritized by media buyers seeking privacy-forward alternatives to legacy methods of ad-targeting. We plan to accelerate marketing efforts to highlight our advantages to advertisers seeking solutions not reliant on cookies or one-to-one personal identity resolution.
•
Gain share through sales team growth, brand direct initiatives, further development of verticalized value-added offerings and expansion of Direct Access offering: We will seek to attract new customers and grow existing customers by continuing to aggressively scale our sales and revenue teams. The sales team will continue to serve agency as well as brand direct customers with whom we have experience strong growth traction in recent years. In addition, we will accelerate our investment in developing vertical-specific offerings to address the unique needs of advertisers in specialized industries in our wide range of vertical offerings. Our Direct Access offering expands our total addressable market by making our platform and offerings available to customers who have their own trading teams, expertise and other resources necessary to execute programmatic digital campaigns, and we will continue to enhance our user interfaces, workflows, and platform tools to make our capabilities intuitive and accessible for self-service platform users.
•
Gain share through enhanced audience quality capabilities designed to offer customers new alternatives besides ID-based third-party audience segments: We do not rely on third party-licensed audience segments for ad targeting or optimizations. AdTheorent Predictive Audiences leverage machine learning models to identify audience quality parameters which are important to our customers, within which AdTheorent campaigns seek to identify consumers who are most likely to convert given the specific customer’s business goal or KPI. AdTheorent Health Predictive Audience Builder and AdTheorent Predictive Audience Builder, launched in the third quarter and fourth quarter of 2022, respectively, feature custom algorithms tailored to ensure “audience quality,” as determined in consultation with customers. This additional “audience quality” capability augments AdTheorent’s core ML-based campaign KPI optimization product-set and offers customers and alternative to standard ID-based third-party audience licenses. We believe these new capabilities will offer customers attractive alternatives to standard syndicated third party audience segments, which also represents cost savings and incremental revenue opportunities for AdTheorent and its customers.
•
Further capitalize on capabilities in rapidly expanding CTV market: We believe that our machine learning-based predictive advertising provides unique differentiation in the CTV marketplace, positioning our CTV offerings for continued growth. AdTheorent-powered CTV campaigns leverage custom machine learning models to drive measurable business outcomes (i.e. a credit card sign up) for our customers, going beyond the “video view” or “video complete” metrics that are widely used to define CTV success today.
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
•
Our platform is omni-channel and highly scalable, covering a wide range of inventory, ad formats, and digital screens;
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

Customers

Our customers consist of many of the largest, most sophisticated and most recognized brands in the United States. Our top customer verticals and sub-verticals include AdTheorent Health, BFSI, and retail. We monitor active customers to help understand our revenue performance. Additionally, monitoring active customers helps us understand the nature and extent to which the active customer base is growing, which assists management in establishing operational goals. Active customers are defined as our customers who spent over $5,000 during the previous twelve months, which include a mix of brand and agency customers.

We have grown the number of active customers 12.3% from 309 to 347 from December 31, 2021 to December 31, 2022. We monitor this metric to understand the extent to which the active customer base is growing.

We have a loyal customer base as demonstrated by our long-tenured customers, or those with us for three years or more, which contributed 69% of revenue for the fiscal year ended December 31, 2022.

Sales and Marketing

We have a large, experienced sales team of 57 across the United States & Canada. Our experienced sales team is focused on business development overall, with an emphasis across key industries and media channels. The team is responsible for reaching and engaging new customers and driving revenue growth with existing customers. We provide an unparalleled level of end-to-end customer service, which includes support from campaign ideation to design, through production, launch and successful delivery.

Due to certain macroeconomic challenges faced in the latter half of the year ended December 31, 2022, and our ongoing efforts to operate efficiently, we decreased our total net sellers by 9% from December 31, 2021. In 2023, we plan to invest in our sales team in a targeted and opportunistic basis to accelerate growth in key strategies such as AdTheorent Health, Direct Access, CTV, as well as to accelerate opportunities in new markets and verticals.

Our marketing efforts are focused on increasing awareness of our brand, articulating key differentiators, engaging core customer segments and driving revenue opportunities for sales. We work to increase visibility to our customers and potential customers through a variety of channels and initiatives including events, thought leadership (industry insights, awards, research, content), public relations, lead generation, social media, and sponsored content/advertising. The team supports the overall AdTheorent brand including the Managed Programmatic and Direct Access customer transaction methods, as well as deploying vertical-specific marketing initiatives across key industries.

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

As of December 31, 2022, we had three pending patent applications, one registered patent issued in 2022, and four registered trademarks. We are also the registered holder of a variety of domain name registrations, including adtheorent.com. Our patent issued in 2022 – “Data Learning And Analytics Apparatuses, Methods and Systems” – recognizes one of our valuable ML-based advertising innovations, which we leverage as part of our cost per action and KPI optimization capability suite. We continually review our development efforts to assess the existence and patentability of new intellectual property.

Human Capital Resources

As of December 31, 2022, we had 297 full-time employees across the United States and Canada. Our team draws from a broad spectrum of backgrounds and experiences across the technology, data science and advertising industries. We prioritize our people and are proud to have earned a spot on the Crain’s New York “Best Places to Work” list for the past nine consecutive years. None of our employees are represented by a labor union or covered by collective bargaining agreements. We engage consultants and contractors from time to time to supplement our permanent workforce.

Diversity and Inclusion

We are committed to cultivating diversity and broadening opportunities for inclusion across our businesses. As of December 31, 2022, women represented 51% of our full-time workforce, 33% of our senior executives and 11% of our Board of Directors (the “Board”). Although we have made progress in our workforce diversity representation, we seek to continuously improve in this area through our recruitment practices, employee development, mentoring, workshops, community outreach and pro bono work, internal working groups, and by fostering ongoing conversations about human differences and the inherent value of all people in our communities.

Talent Attraction and Engagement

We seek to foster community, inclusion, and diversity throughout the organization by identifying talent culture adds, with a targeted emphasis on the value and contributions of each employee. Our talent attraction strategy includes utilizing employee referrals and networks, with a generous referral award, job boards, including those focused on diverse talent, and partnerships with organizations representing underrepresented communities. All job descriptions are thoroughly reviewed for consistent and inclusive language. We retain our talent through open and honest communication. Leadership is accessible to all levels of the organization. Feedback is encouraged through formal surveys, regular employee check ins, and the opportunity to provide anonymous suggestions. We continuously seek to improve, and we remain nimble in our ability to implement suggestions that will further benefit our employees. Employees know they have a real opportunity to be heard and to affect our business and culture.

Training and Development

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

Compensation and Benefits

In order to be an employer of choice and maintain the strength of our workforce, we consistently assess the current business environment and labor market to refine our compensation and benefits programs and other resources available.

We offer our employees a holistic total rewards package with premier health and welfare programs for employees and family members. We provide compensation and benefits programs to help meet the needs of our employees and reward their efforts and contributions. We use internal and external resources to help develop plans that are fair and reward our employees’ commitment and performance with the goal of attracting and retaining high performing individuals. Third party survey results show we consistently provide rich benefits, and that our annual merit increase percentages are well above average.

In addition to salaries, we offer dynamic competitive compensation programs that are in line with our peers and industry. To reward employee contributions and enable them to share in the success of the Company, all employees receive generous and attainable incentive compensation beyond their base salary and equity compensation opportunities, including an Employee Share Purchase Plan (“ESPP”). We offer a 401(k) with employer match, employer-subsidized insurance benefits which are both robust and cost effective, flexible spending accounts, and employee assistance programs, among many other employee benefits. Recognizing the importance of work/life balance, all employees start with generous personal time off (“PTO”), which increases with tenure, and we offer employees an above average number of paid holidays. We offer company paid family leave and all employees receive full incentive compensation during approved leaves of absence.

We maintain pay equity in the U.S. for women and men and people of all races for employees performing similar work.

Health and Wellness

The success of our business is fundamentally connected to the well-being of our people. We strive to provide a work environment where our employees feel safe and are comfortable working~~,~~ and receive support.

Understanding and valuing the importance of work life balance, we have maintained a flexible work from home arrangement, leaving it to employees to determine a schedule that best fits their individual needs. We keep meeting times and deadlines within regular business hours and evaluate workloads to ensure even distribution and balance. For those who choose to come into our offices, we have created spaces that foster social engagement and sponsor reoccurring onsite events. Employee mental health is a top company priority, and we promote dialogue to ensure that employees feel supported. We advise employees to regularly take PTO, facilitate workshops promoting personal well-being, provide extensive subsidized health benefits, including access to mental health resources, and provide for gym reimbursement.

Government Regulation

We operate in support of many highly-regulated businesses across the United States and Canada, with significant un-tapped opportunity across the EU and APAC. Within the United States and Canadian markets that are our current focus, we are subject to a variety of, and may in the future become subject to additional, federal, state and local statutes and regulations in various jurisdictions, which are subject to change at any time, including data privacy and consumer protection laws. We work hard to balance the most effective advertising techniques with responsible, privacy-forward methods for targeted advertising

Although we do not rely on sensitive personal data to target campaigns and our business methods are not premised on the creation of behavioral user profiles, we provide product offerings that may result in receiving or facilitating transmission of consumer personal data. The United States Congress and state legislatures, along with federal regulatory authorities, have recently increased their attention on matters concerning the collection and use of consumer data, including relating to internet-based advertising. Data privacy legislation has been introduced in Congress, and California has enacted broad-based privacy legislation, CCPA. State legislatures outside of California have proposed and, in certain cases, enacted a variety of types of data privacy legislation. Many non-U.S. jurisdictions have also enacted or are developing laws and regulations governing the collection and use of personal data.

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

The effects of the COVID-19 pandemic and other sustained adverse market events have had, and could in the future have, an adverse impact on our business, operating results and financial condition.

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

A recession, depression or other sustained adverse market event could materially and adversely affect our business and that of our customers or potential customers. Our customers’ and potential customers’ businesses or cash flows have been and may continue to be negatively impacted by the COVID-19 pandemic and other adverse macroeconomic events, which has led and may continue to lead them to reduce their advertising spending and delay their advertising initiatives or technology spending, which may materially and negatively impact our business, operating results and financial condition. Our customers may also seek adjustments to their payment terms, delay making payments or default on their payables, any of which may impact the timely receipt and/or collectability of our receivables. As a result, our financial condition and results of operations may be adversely impacted if the business or financial condition of our customers and marketers is negatively affected by the pandemic.

The economic uncertainty has made and may continue to make it difficult for us to forecast revenue and operating results and to make decisions regarding operational cost structures and investments. Our business depends on the overall demand for advertising and on the economic health of our customers that benefit from our platform and services. Economic downturns or unstable market conditions may cause our customers to decrease their advertising budgets, which could reduce usage of our platform and services and adversely affect our business, operating results and financial condition. We have committed, and we plan to continue to commit, resources to grow our business, including to expand our employee base and develop our platform, service offerings and systems, and such investments may not yield anticipated returns. Our results may also fluctuate unpredictably as and to the extent there is a recovery from the pandemic and a return to non-pandemic business conditions. We cannot predict the impact of a post- pandemic recovery on the economy, our customers or consumer patterns or the degree to which certain trends will continue.

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

As of December 31, 2022, our customers consisted primarily of independent advertising agencies and brand marketers and to a lesser extent, agencies owned by global holding companies.

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

Our business is changing and evolving rapidly. Our quarterly and annual operating results have fluctuated in the past, and we expect that our future operating results will fluctuate due to a variety of factors, many of which are beyond our control. Period- to-period comparisons of our historical operating results should not be relied upon as an indication of our future performance. Based on these fluctuations we have a limited ability to forecast our future revenue, costs and expenses, and, as a result, our operating results may, from time to time, fall below our estimates or the expectations of securities analysts and investors.

Evolving macroeconomic conditions could materially and adversely affect our business and financial condition.

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
•
changes in the economic prospects of marketers or the economy generally (due to COVID-19, the conflict in Ukraine, inflationary pressures, or otherwise), which could alter marketers’ spending priorities, or could increase the time or costs required to complete advertising inventory sales;
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

Days payable outstanding (“DPO”) is calculated by dividing the average accounts payable for the period presented by the expense activity classified as platform operations less allocated costs of our personnel and allocated depreciation and amortization for the periods presented multiplied by the number of days in the period. DPO for the year ended December 31, 2022 was 45 days and for the year ended December 31, 2021 was 49 days.

Days sales outstanding (“DSO”) is calculated by dividing average accounts receivable for the period by revenue recorded for the period multiplied by the number of days in the period. Our DSO for the years ended December 31, 2022 and 2021, was 96 days and 88 days, respectively.

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
•
cover costs associated with inflationary pressures across our suppliers and the rising costs of labor; and
•
explore strategic acquisitions.

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

Our sales cycle, from initial contact to campaign implementation and payment collection, can take significant time. Our DSO for the years ended December 31, 2022 and 2021, was 96 days and 88 days, respectively. As part of our sales cycle, we may incur significant expenses before we generate any revenue from a prospective customer. We have no assurance that the substantial time and money spent on our sales efforts will generate significant revenue. If conditions in the marketplace, generally or with a specific prospective customer, change negatively, it is possible that we will be unable to recover any of these expenses. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our platform and service offerings. Some of our customers undertake an evaluation process that frequently involves not only our platform and services but also the offerings of our competitors. As a result, it is difficult to predict when we will obtain new customers and begin generating revenue from these new customers. Even if our sales efforts result in obtaining a new customer, the customer controls when and to what extent it uses our platform and services and therefore the amount of revenue generated, and we may not sufficiently justify the expenses incurred to acquire the customer and the related training support. As a result, we may not be able to add customers, or generate revenue, as quickly as we may expect, which could harm our growth prospects.

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

U.S. federal and state legislatures, along with federal regulatory authorities, have recently increased their focus on matters concerning the collection and use of consumer data, including relating to interest- based advertising, or the use of data to draw inferences about a user’s interests and deliver relevant advertising to that user, and similar or related practices, such as cross-device data collection and aggregation, and steps taken to de-identify personal data and to use and distribute the resulting data, including for purposes of personalization and the targeting of advertisements. In the U.S., non-sensitive consumer data generally may be used under current rules and regulations, subject to certain restrictions, including relating to transparency and affirmative “opt-out” rights of the collection or use of such data in certain instances. To the extent additional opt-out rights are made available in the U.S., additional regulations are imposed, or if an “opt-in” model were to be adopted, less data would be available, the cost of data and compliance would be higher, or we could be required to modify our data processing practices and policies. For example, California recently enacted legislation, the CCPA, that became operative on January 1, 2020 and came under California Attorney General (“AG”) enforcement on July 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and grant such consumers a new right to opt-out of “sales” of personal information, a concept that is defined broadly. The CCPA is also subject to regulations issued by the California AG, which were finalized and became effective in August 2020. The California Privacy Rights and Enforcement Act (“CPRA”), which was passed as a ballot initiative in November 2020 and came into effect on January 1, 2023, expanded upon the CCPA and, among other things, created new categories of personal information with additional protections, created new data subject rights such as a right of correction, created a new state rulemaking and enforcement agency for the CPRA, and expands potential liability for violations. The CPRA also gives California consumers a new right to opt-out of “sharing” consumer data, which is defined to include any data transfer for the purpose of cross-context behavioral advertising. This new right likely applies to us and many of our customers, vendors, publishers, and other partners when we receive and share consumer data as part of our advertising targeting practices. Other states—Colorado, Connecticut, Utah, and Virginia—have passed similar comprehensive privacy laws containing similar opt-out rights, which are either already in effect or will take effect this year. It remains unclear how aspects of the CCPA (as amended by the CPRA), its implementing regulations, or the current and pending laws in other states will be interpreted. We cannot yet fully predict the impact of these laws on our business or operations, but it or future federal or state laws or regulations (particularly any regulations using an “opt-in” model or imposing “universal” or automated opt-out rights) could require us or our customers to modify data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Decreased availability and increased costs of information and costs of compliance could adversely affect our ability to meet our customers’ expectations and requirements and could result in decreased revenue.

While our platform and framework operate primarily in the United States and Canada, some of our operations may subject us to data privacy laws outside the United States. In the EU, the GDPR took effect on May 25, 2018 and applies to our processing of personal data related to individuals who are in the EU. The GDPR includes significant penalties for noncompliance of up to the greater of €20 million or 4% of an enterprise’s global turnover (or revenue) for the preceding fiscal year, and each EU Member State may provide for other penalties applicable to such noncompliance.

We are subject to evolving laws and regulations that dictate whether, how, and under what circumstances we, or our data processors, may transfer, process and/or receive certain data, including data shared between countries or regions in which we operate and data shared among our products and services. For example, ongoing legal uncertainty in Europe regarding the transfer of data to the United States could result in further limitations, including in light of the recent Schrems II ruling from the Court of Justice of the European Union dated July 16, 2020. This ruling effectively invalidated the EU-U.S. Privacy Shield framework, and while it upheld the Standard Contractual Clauses (“SCCs”) as an alternative mechanism, it requires the parties to the SCCs to ensure that the level of protection required by European Union law is respected, potentially by yet-to-be-clarified supplementary measures. Like other United States companies, our ability to comply with this decision may depend on the continued existence and applicability of certain United States surveillance laws, which is not within our control. Similarly, legal uncertainty could result in further limitations regarding the United Kingdom, which exited the European Union on January 31, 2020, in particular in relation to data transfers to and from the United Kingdom. Certain countries outside of the European Union have also passed (e.g. Russia, China) or are considering passing laws requiring local data residency or otherwise impeding the transfer of data across borders. If one or more of the legal bases for transferring data is invalidated, if we are unable to transfer or receive data between and among countries and regions in which we operates, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results.

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

For example, browser providers have recently enacted changes restricting the use of third-party cookies in their browsers, which may cause instability in the digital advertising market. Execution of digital advertising relies to a significant extent on the use of cookies, pixels and other similar technology, including mobile device identifiers that are provided by mobile operating systems for advertising purposes, to collect data about users and devices. Although our business is less reliant on cookies than some of our competitors because it does not need cookies to target digital ads effectively, we may use third-party cookies, to the extent available, as a targeting component or in other capacities such as attribution or frequency capping. Third-party cookies are cookies owned and used by parties other than the owners of the website visited by the Internet user, in connection with their business for obtaining information about consumers, and for delivering digital advertising. In July 2022, Google publicly stated it intends for Chrome to begin phasing out third-party cookies in the second half of 2024, and it is possible Google will make additional related announcements. Google has also introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. Additionally, the Safari browser currently blocks third-party cookies by default and has recently added controls that algorithmically block or limit some cookies. Other browsers have added similar controls. These actions will have significant impacts on the digital advertising and marketing ecosystems in which we operate, which could cause changes in advertising budget allocations and thereby could negatively impact our business.

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

While we strive to comply with all applicable requirements to the extent reasonably attainable, we may rely on positions and interpretations of law that have yet to be fully tested before the relevant courts and regulators. These laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices, our prior representations, or the features of our platform. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. All of this could impair our or our customers’ ability to collect, use, or disclose information relating to consumers, which could decrease demand for our platform and services, increase our costs, and impair our ability to maintain and grow our customer base and increase our revenue.

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

GENERAL RISK FACTORS RELATING TO OUR BUSINESS

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

As of December 31, 2022, warrants to purchase an aggregate of 15,973,894 shares of our Common Stock were outstanding and exercisable (subject to the conditions set forth in the Warrant Agreement defined below). The warrants consist of 10,541,657 Public Warrants and 5,432,237 Private Placement Warrants. The warrants became exercisable on March 2, 2022, which was the later of 12 months from the closing of the MCAP's initial public offering and 30 days after the closing of the Business Combination. Each whole warrant entitles the registered holder to purchase one share of Common Stock at an exercise price of $11.50 per share. The Public Warrants and Private Placement Warrants will expire five years after the completion of the Business Combination.

We have the right to redeem the outstanding warrants:

•
in whole and not in part;
•
at a price of $0.01 per Public Warrant; upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of our Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the notice of redemption is sent to the Public Warrant holders; and

•
at a price of $0.10 per Public Warrant if, and only if, the reported last sale price of our Common Stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption to the warrant holders.

The Private Placement Warrants are identical to the Public Warrants except: (i) they will not be redeemable by the Company; and (ii) they may be exercised by the holders on a cashless basis so long as they are held by the initial purchasers or their permitted transferees.

We will not be obligated to deliver any Common Stock pursuant to the exercise of a Public and Private Placement Warrant and will have no obligation to settle such Public and Private Placement Warrant exercise unless a registration statement under the Securities Act covering the issuance of our Common Stock issuable upon exercise of the Public and Private Placement Warrants is then effective and a prospectus relating thereto is current, subject to us satisfying our obligations with respect to registration.

Of the 5,432,237 Private Placement Warrants, 551,096 warrants are held in escrow subject to earn-out targets (“Escrow Warrants”). The Escrow Warrants will be released if the volume-weighted average price of our Common Stock equals or exceeds $14.00 per share for any 20 trading days within any consecutive 30 trading day period on or before the 3rd anniversary of the Closing Date.

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

Pursuant to the Business Combination Agreement, Legacy AdTheorent equity holders (including holders of certain stock options) are entitled to receive earn-out consideration if, prior to December 22, 2024, the 20-day volume-weighted average price of our Common Stock within a period of thirty (30) consecutive trading days is greater than or equal to $14.00 per share. Upon the achievement of such target, Legacy AdTheorent equity holders will be entitled to receive up to an additional aggregate amount equal to $95,000,000, which will be paid, at the sole and absolute discretion of Board, in the form of (1) the issuance of validly issued, fully-paid and nonassessable shares of Common Stock valued at $14.00 per share, (2) a payment in cash or (3) a combination of (1) and (2) (the “Earn-Out Consideration”). Legacy AdTheorent equity holders are also entitled to the Earn-Out Consideration in connection with certain liquidity events of the Company, including a merger or sale of all or substantially all of our assets, if the consideration paid to holders of Common Stock in connection with such liquidity event is greater than $14.00 per share. The issuance of additional stock consideration pursuant to the earn-out will result in dilution to the then existing holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

Insiders have substantial control over our company, which could limit your ability to influence the outcome of key decisions, including a change of control.

H.I.G. Capital, LLC (“H.I.G. Capital”) controls approximately 39% of the voting power of our Common Stock in the election of directors. This control will limit or preclude your ability to influence corporate matters for the foreseeable future. These stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This control may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of our Company and may ultimately affect the market price of our Common Stock.

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

We are a public company, and as such, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal controls over financial reporting. Significant resources and management oversight are required to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

Being a public company and being subject to the above rules and regulations has increased the costs of director and officer liability insurance. These factors could also make it more difficult for us to attract and retain qualified members of our Board, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

We could be an EGC for up to five years following the completion of MCAP’s initial public offering. We will cease to be an EGC upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of MCAP’s initial public offering, (ii) the first fiscal year after our annual gross revenue is $1.235 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in nonconvertible debt securities or (iv) the end of any fiscal year in which the market value of our Common Stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict whether investors will find our Common Stock less attractive if we choose to rely on these exemptions. If some investors find our Common Stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Common Stock, and the price of our Common Stock may be more volatile.

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

We are not currently required to comply with the SEC rules that implement Section 404(b) of the Sarbanes-Oxley Act, and are therefore our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

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

A recent Delaware Court of Chancery Ruling has created uncertainty regarding the validity of our authorized shares of Common Stock which could impair our ability to complete financing transactions which could in turn impair our operations.

On February 21, 2023, we filed a petition in the Delaware Court of Chancery (the “Court of Chancery”) pursuant to Section 205 of the DGCL, seeking validation of an amendment to our certificate of incorporation increasing the authorized common stock of the Company (as further described below) and the shares issued pursuant thereto.

At a special meeting of our stockholders held on December 21, 2021 (the “Special Meeting”), a majority of the then-outstanding shares of our Class A common stock and Class B common stock, voting as a single class, voted to approve our Second Amended and Restated Certificate of Incorporation, which, among other things, increased the authorized shares of our Class A common stock from 200,000,000 to 350,000,000 shares of common stock (eliminating our Class B common stock and renaming Class A common stock as “common stock”) (the “Authorized Share Charter Amendment”).

A recent decision of the Court of Chancery has created uncertainty regarding the validity of the Authorized Share Charter Amendment and whether a separate vote of the majority of the then-outstanding shares of our Class A common stock would have been required under Section 242(b)(2) of the DGCL.

We continue to believe that a separate vote of the Company’s Class A common stock was not required to approve the Authorized Share Charter Amendment. To date, no stockholder has given us notice of any allegations that our shares are unauthorized. However, in light of the recent Court of Chancery decision, we filed a petition in the Court of Chancery pursuant to Section 205 of the DGCL seeking validation of the Authorized Share Charter Amendment and the shares issued pursuant thereto to resolve any uncertainty with respect to those matters. Section 205 of the DGCL permits the Court of Chancery, in its discretion, to validate potentially defective corporate acts and stock after considering a variety of factors.

If we are not successful in the Section 205 proceeding, the uncertainty with respect to our capitalization resulting from the Court of Chancery’s decision referenced above could have a material adverse effect on our operations, including our ability to complete financing transactions, until the underlying issues are definitively resolved. This uncertainty could impair our ability to execute our business plan, attract and retain employees, management and directors and adversely affect our commercial relationships.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in the Soho neighborhood of New York, New York, where we have 139 full-time employees and occupy facilities totaling approximately 17,000 square feet under a lease that expires in September 2028. We have ten other office spaces across the United States. Regional offices are leased or accessed pursuant to shared-space service contracts, and we do not own any real property. We believe that our current facilities are adequate to meet our current needs and provides flexibility as we continue to scale.

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

Holders

As of February 27, 2023, there were 88 holders of record of our Common Stock, which amount does not include participants of The Depository Trust Company or beneficial owners holding shares through nominee names.

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

None.

Issuer Purchases of Equity Securities

None.

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

We use machine learning and advanced data science to organize, analyze and operationalize non-sensitive data to deliver real-world value for customers. Central to our ad-targeting and campaign optimization methods, we build custom machine learning models for each campaign using historic and real-time data to predict future consumer conversion actions for every digital ad impression. We have integrations with SSPs, from which we are sent ad impression opportunities for evaluation and purchase. We predictively score all ad impression opportunities for the purpose of deciding which ad impressions will likely drive valuable conversions or engagement activity for our customers. Our predictive platform scores over one million digital ad impressions per second and 75 billion to 90 billion digital ad impressions per day, assigning a “predictive score” to each. Each predictive score is determined by correlating non-individualized data attributes associated with the particular impression with data corresponding to previously purchased impressions that yielded consumer conversion or engagement activity. Such non-individualized attributes include variables such as publisher, content and URL keywords, device make, device operating system and other device attributes, ad position, geographic data, weather, demographic signals, creative type, and size, etc. The “predictive scores” generated by our platform allow us and our advertising clients to determine which ad impressions are more likely or less likely to result in client-desired KPIs. Our machine learning models are customized for every campaign and our platform “learns” over the course of each campaign as it processes more data related to post media view conversion experience. Based on these statistical probabilities or “predictive scores,” our platform automatically determines bidding optimizations to drive conversions and advertiser ROI or ROAS, bidding on less than .001 of the evaluated impressions. Our use of machine learning and data science helps us to maximize efficiency and performance, enabling our customers to avoid wasted ad spend related to suboptimal impressions such as impressions that are predicted to be at a greater risk for fraud/invalid traffic or impressions with a higher likelihood of being unviewable, unmeasurable, or not brand safe, among other factors.

Our capabilities extend across the digital ecosystem to identify and engage digital impressions with the highest likelihood of completing customer-desired actions, including online sales, other online actions, and real-world actions such as physical location visitation, in-store sales or vertical specific KPI's such as prescription fills/lift or submitted credit card applications. Our custom and highly impactful campaign executions encompass popular digital screens — mobile, desktop, tablet, CTV, DOOH — and all digital ad formats, including display, rich media, video, native and streaming audio. We actively manage our digital supply to provide advertisers with scale and reach, while minimizing redundant inventory, waste and other inefficiencies. Our CTV capability delivers scale and reach supplemented by innovative and industry recognized machine-learning optimizations towards real-world actions and value-added measurement services.

Our platform and machine learning-based targeting provide privacy advantages that are lacking from alternatives which rely on individual user profiles or cookies employing a “one-to-one” approach to digital ad targeting. Our core targeting approach is statistical, not individualized, and as a result we do not need to compile or maintain user profiles, and we do not rely on cookies or user profiles for targeting. Our solution-set is especially valuable to regulated customers, such as financial institutions and pharmaceutical or health companies, and other privacy-forward advertisers who desire efficient and effective digital ad-targeting without individualized or personal targeting data. We adhere to data usage protocols and model governance processes which help to ensure that each customer’s data is safeguarded and used only for that customer’s benefit, and we take a consultative and collaborative approach to data use best practices with all of our customers.

Supplementing our core machine learning-powered platform capabilities, we offer customized vertical solutions to address the needs of advertisers in specialized industries. These specialized solutions feature vertical-specific capabilities related to targeting, measurement and audience validation. Our broader health offering, which encompasses engagements with customers in the verticals and sub-verticals of healthcare, pharmaceutical, pharmacy, over-the-counter brands, and health-related government (collectively, “AdTheorent Health”), harnesses the power of machine learning to drive superior performance on campaigns targeting both healthcare providers and patients, leveraging HIPAA compliant methods and targeting practices that comply with NAI Code and other self-regulatory standards. In the third quarter of 2022, we launched our AdTheorent Health Predictive Audience Builder, a new-to-market solution which allows programmatic advertisers to use aggregated health data to research and target “audiences” in a more precise, data-driven and less opaque manner than what is currently available across the industry. This solution leverages primary-sourced health data and machine learning to create statistical representations of audiences, but notably is not ID-based and does not include PHI. These features allow AdTheorent Health Predictive Audiences to be built for performance, with the goal of achieving health advertisers' KPIs, while being privacy forward and HIPAA-compliant by design. Subsequently, in the fourth quarter and part of our strategy to establish a scalable foundation for the deployment of innovative verticalized solutions, we launched AdTheorent Predictive Audience Builder, a platform tool that allows advertisers to build customizable, machine learning-based audiences for other key verticals such as BFSI and retail. We have also created additional offerings tailored to address the unique challenges and opportunities in a growing range of other verticals.

Recent Developments

Business Combination

On the Closing Date, MCAP, now known as AdTheorent Holding Company, Inc., consummated the previously announced business combination pursuant to the Business Combination Agreement, by and among MCAP, the Merger Sub Entities, the Blocker, and Legacy AdTheorent. Pursuant to the terms of the Business Combination Agreement, Legacy AdTheorent, the Blocker and the Merger Sub Entities engaged in a series of four mergers, which resulted in the Business Combination. On the Closing Date, and in connection with the closing of the Business Combination, MCAP changed its name to AdTheorent Holding Company, Inc.

Beginning December 23, 2021, our shares of Common Stock traded on the Nasdaq Capital Market under the ticker symbol “ADTH” and our warrants traded on Nasdaq under the ticker symbol “ADTHW.”

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

Development of International Markets

Although almost all of our historic revenue is attributable to campaigns and operations in the United States and Canada, we plan to continue to explore opportunities to serve new international markets, including serving the global needs of existing customers. We believe that the global opportunity for programmatic advertising is significant and should continue to expand as publishers and advertisers outside the United States and Canada increasingly seek to adopt the benefits that programmatic advertising provides. We believe that our privacy-forward approach to ad targeting and data usage will provide desired differentiation and value in highly and increasingly regulated markets such as the EU, which is subject to the GDPR. Our ability to efficiently expand into new markets will affect our operating results.

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

The number of active customers for the year ended December 31, 2022 was 347 and for the year ended December 31, 2021 was 309, increasing by 38 customers, or 12.3%.

Components of Results of Operations

Revenue

Media Services

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

Managed Programmatic Revenue Model

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

Direct Access Revenue Model

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

During the year ended December 31, 2022, we added Direct Access Plus as an option to our Direct Access offering. Under this option, we directly manage all aspects of the customers' advertising campaigns. Unlike Direct Access, we are primarily responsible for the purchase of advertising inventory, third party data, and other related expenses. We have therefore determined that the customer serves as a principal and that gross presentation of revenue is appropriate.

Under either a Direct Access or Direct Access Plus offering, a customer cannot take possession of the software platform, nor is it feasible or currently an available option for a customer to contract with a third party to host the software or for a customer to host the software. Fees related to Direct Access and Direct Access Plus are entirely variable, and revenue is recognized in the period the Company has the contractual right to the fee.

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

Lease Expense

We recognize a right-of-use (“ROU”) asset and lease liability for each lease with a contractual term greater than 12 months at the time of lease inception. ROU assets are reduced over the lease term by the recognized straight-line lease expense less the amount of accretion of the lease liability determined using the effective interest method. We do not record leases with an initial term of 12 months or less on our consolidated balance sheet but continue to record rent expense on a straight-line basis over the lease term.

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

Debt Issuance Cost

Deferred issuance costs relate to our debt instruments, the short-term and long-term portions are reflected as a deduction from the carrying amount of the related debt. The debt issuance costs are amortized using the straight-line method over the term of the related debt instrument which approximates the effective interest method. Debt issuance costs incurred with line-of-credit arrangements are recorded as contra debt on our consolidated balance sheets and amortized over the term of the arrangement. Debt may be considered extinguished when it has been modified and the terms of the new debt instruments and old debt instruments are “substantially different” (as defined in the debt modification guidance in FASB Accounting Standards Codification (“ASC”) Topic 470-50, Debt — Modifications and Extinguishments.

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

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table summarizes our historical results of operation for the periods presented:

	Year Ended December 31,
	2022		2021		Change	%
(amounts in US Dollars)	(in thousands, except for percentages)
Revenue	$166,082	100.0%	$165,365	100.0%	$717	0.4%
Operating expenses:
Platform operations	83,444	50.2%	77,770	47.0%	5,674	7.3%
Sales and marketing	44,018	26.5%	38,799	23.5%	5,219	13.5%
Technology and development	16,644	10.0%	12,393	7.5%	4,251	34.3%
General and administrative	20,697	12.5%	35,424	21.4%	(14,727)	-41.6%
Total operating expenses	164,803	99.2%	164,386	99.4%	417	0.3%
Income from operations	1,279	0.8%	979	0.6%	300	30.6%
Interest income (expense), net	263	0.2%	(2,404)	-1.5%	2,667	-110.9%
Gain on change in fair value of Seller's Earn-Out	17,308	10.4%	23,399	14.1%	(6,091)	-26.0%
Gain on change in fair value of warrants	9,868	5.9%	6,783	4.1%	3,085	45.5%
Gain on deconsolidation of SymetryML	1,939	1.2%	—	0.0%	1,939	**
Loss on change in fair value of SAFE Notes	(788)	-0.5%	—	0.0%	(788)	**
Loss on fair value of investment in SymetryML Holdings	(72)	0.0%	—	0.0%	(72)	**
Other (expense) income, net	(21)	0.0%	22	0.0%	(43)	-195.5%
Total other income, net	28,497	17.2%	27,800	16.8%	697	2.5%
Income from operations before income taxes	29,776	17.9%	28,779	17.4%	997	3.5%
Provision for taxes	(988)	-0.6%	(3,360)	-2.0%	2,372	-70.6%
Net income	$28,788	17.3%	$25,419	15.4%	$3,369	13.3%

** Not meaningful

Revenue

Total revenue increased $0.7 million, or 0.4%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The largest drivers of the growth were in the healthcare/pharmaceutical, travel, software/websites and real estate verticals which collectively increased $12.4 million, or 24.6%. Offsetting these increases were decreases in BFSI (impacted by the automotive finance and insurance), government/education/nonprofit, industry/agriculture, and entertainment verticals totaling $11.6 million, or 18.7%. Overall, the revenue growth was driven by continued increased CTV revenue which grew $5.5 million, or 54.4%, with some offsetting decreases in digital share from other device types.

Operating expenses

Total Operating Expenses increased $0.4 million, or 0.3% for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Refer to the discussion below for further details of these variances.

Platform operations

Platform operations expenses increased $5.7 million, or 7.3%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase was mainly attributable to hiring-driven increases in our media operations, data science, and technology teams of $1.6 million and an increase in equity-based compensation of $1.5 million. There was also an increase in our data infrastructure expense, attributable to data used in our platform which is not related to any specific campaign, of $1.1 million, and volume-driven increases in hosting expense of approximately $1.0 million, and revenue driven traffic acquisition costs of $0.2 million also contributed to the increase.

Sales and marketing

Sales and marketing expenses increased $5.2 million, or 13.5%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to a $3.4 million increase in employee expenses related to hiring for the sales and customer support teams, a $1.8 million increase in equity-based compensation, and a $1.5 million increase for travel-related expenses as sales personnel continue to resume more traditional business travel routines. An increase in marketing expense of $0.5 million primarily related to marketing-related events resuming in 2022 after being on hold in 2021 in connection with the COVID-19 pandemic, and an increase $0.4 million for marketing consultants. The increase is offset by a decrease in sales commissions of $1.9 million due to shortfalls relative to baseline revenue targets.

Technology and development

Technology and development expenses increased $4.3 million, or 34.3%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase was mainly due to $2.8 million of incremental software expense incurred, a $2.4 million increase in employee related costs to support technology and product development, and a $1.3 million increase in equity-based compensation. The increase was offset by a decrease of $1.8 million in technology and development expenses related to the deconsolidation of SymetryML Holdings on March 31, 2022.

For further information on the deconsolidation of SymetryML Holdings, refer to Note 19 — SymetryML and SymetryML Holdings of our Condensed Consolidated Financial Statements, included elsewhere in this Form 10-K.

General and administrative

General and administrative expenses decreased $14.7 million, or 41.6%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily driven by the decrease in legal and professional services of $12.0 million, mainly due to the Business Combination related expenses in the prior year. Additionally, for the year ended December 31, 2021, we paid a one-time management bonus of $5.0 million in connection with the closing of the Business Combination, and a one-time lease termination fee of approximately $4.2 million for terminating our New York City headquarters office lease as we negotiated a more cost-effective lease in the same building to reduce future rent obligations. The decrease was offset by $4.8 million of first-time expenses for the year ended December 31, 2022 related to being a public company, mainly driven by directors and officers insurance, public filing and registration fees, and Board compensation. The decrease was also offset by a $1.4 million increase in employee expenses related to hiring for the general and administrative teams and increases of $0.7 million in equity-based compensation

Interest income (expense)

Total Interest income (expense), net had a net change of $2.7 million, or 110.9%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Interest expense decreased $2.1 million. In the year ended December 31, 2021, we had borrowings outstanding consistently throughout the year, while in the year ended December 31, 2022, we had less than one month of revolver borrowings outstanding. Additionally, for the year ended December 31, 2022, we earned $0.6 million related to a money market mutual fund account opened in January 2022.

Gain on change in fair value of Seller's Earn-Out

For the year ended December 31, 2022, the Seller's Earn-Out had a decrease in fair value of $17.3 million resulting in an increase in the gain of $6.1 million as compared to the year ended December 31, 2021. The Seller's Earn-Out was assumed by the Company in connection with the Business Combination.

Gain on change in fair value of warrants

For the year ended December 31, 2022, the warrants had a decrease in fair value of $9.9 million resulting in an increase in the gain of $3.1 million as compared to the year ended December 31, 2021. The warrants were assumed by the Company in connection with the Business Combination.

Provision for income taxes

Provision for income taxes decreased $2.4 million or 70.6%. The overall decrease was the result of the decrease in permanent items such as non-deductible transaction costs and the decrease in deferred-only adjustments, including the write-off of stock options deferred tax assets.

Non-GAAP Financial Information

We calculate and monitor certain non-GAAP financial measures to help set budgets, establish operational goals, analyze financial results and performance, and make strategic decisions. We also believe that the presentation of these non-GAAP financial measures in provides an additional tool for investors to use in comparing our results of operations over multiple periods. However, the non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies due to differences in the way that these measures are calculated. The non-GAAP financial measures presented should not be considered as the sole measure of our performance, and should not be considered insolation from, or a substitute for, comparable financial measures calculated in accordance with GAAP.

The information in the table below sets forth the non-GAAP financial measures that we monitor. Because of the limitations associated with these non-GAAP financial measures, “Adjusted Gross Profit,” “EBITDA,” “Adjusted EBITDA,” “Adjusted Gross Profit as a Percentage of Revenue” and “Adjusted EBITDA as a percent of Adjusted Gross Profit” should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures on a supplemental basis. You should review the reconciliation of the non-GAAP financial measures below and not rely on any single financial measure to evaluate our business.

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

The following table presents the calculation of gross profit and reconciliation of gross profit to Adjusted Gross Profit for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
(amounts in US Dollars)	(in thousands)
Revenue	$166,082	$165,365
Less: Platform operations	83,444	77,770
Gross Profit	82,638	87,595
Add back: Other platform operations	27,182	21,748
Adjusted Gross Profit (1)	$109,820	$109,343

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

	Year Ended December 31,
	2022	2021
(amounts in US Dollars)	(in thousands)
Net income	$28,788	$25,419
Interest (income) expense, net	(263)	2,404
Tax provision	988	3,360
Depreciation and amortization	8,023	8,493
EBITDA (1)	$37,536	$39,676
Equity based compensation	11,188	5,823
Seller's Earn-Out equity-based compensation	1,364	55
Transaction costs (2)	(131)	15,603
Gain on change in fair value of Seller's Earn-Out (3)	(17,308)	(23,399)
Gain on change in fair value of warrants (4)	(9,868)	(6,783)
Gain on deconsolidation of SymetryML (5)	(1,939)	—
Loss on change in fair value of SAFE Notes (6)	788	—
Loss on fair value of investment in SymetryML Holdings	72	—
Separation expense related to headcount reductions	270	—
Management fees (7)	—	5,607
Lease termination fee	—	4,243
Non-core operations (8)	351	2,155
Adjusted EBITDA (1)	$22,323	$42,980

Adjusted EBITDA as a Percentage of Adjusted Gross Profit and Adjusted Gross Profit as a Percentage of Revenue

	Year Ended December 31,
	2022	2021
(amounts in US Dollars)	(in thousands, except for percentages)
Gross Profit	$82,638	$87,595
Net income	$28,788	$25,419
Net income as a percentage of Gross Profit	34.8%	29.0%
Adjusted Gross Profit (1)	$109,820	$109,343
Adjusted EBITDA (1)	$22,323	$42,980
Adjusted EBITDA as a percentage of Adjusted Gross Profit (1)	20.3%	39.3%
Gross Profit	$82,638	$87,595
Revenue	$166,082	$165,365
Gross Profit as a percentage of Revenue	49.8%	53.0%
Revenue	$166,082	$165,365
Adjusted Gross Profit (1)	$109,820	$109,343
Adjusted Gross Profit as a percentage of Revenue (1)	66.1%	66.1%

(1)
We use non-GAAP financial measures to help set budgets, establish operational goals, analyze financial results and performance, and make strategic decisions.
(2)
Includes professional fees directly related to the December 22, 2021 Business Combination.
(3)
In connection with the Business Combination, a Seller's Earn-Out liability was recorded. The gain represents the decrease in fair value of the Seller's Earn-Out in the year ended December 31, 2022.
(4)
In connection with the Business Combination, a liability for warrants was recorded. The gain represents the decrease in fair value of the warrants in the year ended December 31, 2022.
(5)
On March 31, 2022, we deconsolidated SymetryML which resulted in a gain. Refer to Note 19 — SymetryML and SymetryML Holdings of our Condensed Consolidated Financial Statements, included elsewhere in this Form 10-K, for more information.

(6)
On March 31, 2022, in connection with the deconsolidation of SymetryML, the SAFE Notes we performed a valuation of the SAFE notes on that date which resulted in a loss. Refer to Note 19 — SymetryML and SymetryML Holdings of our Condensed Consolidated Financial Statements, included elsewhere in this Form 10-K, for more information.
(7)
On December 22, 2016, we closed a growth recapitalization transaction with H.I.G. Capital. As part of that transaction we agreed to pay monthly Management Fees to H.I.G. Capital. In the year ended December 31, 2021, additional fees were paid in connection with the completion of the Business Combination. The agreements related to fees paid to H.I.G. Capital were discontinued effective December 22, 2021, the closing of the Business Combination.
(8)
Effective as of March 1, 2020, we effectuated a contribution of our SymetryML department into a new subsidiary, SymetryML, Inc. We periodically raised capital to fund Symetry operations by entering into Simple Agreement for Future Equity Notes (“SAFE Note”) with several parties. We viewed SymetryML operations as non-core, and did not fund future operational expenses incurred in excess of SAFE Note funding secured. Effective March 31, 2022, we deconsolidated SymetryML. Refer to Note 19 — SymetryML and SymetryML Holdings of our Condensed Consolidated Financial Statements, included elsewhere in this Form 10-K, for more information.

Liquidity and Capital Resources

Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, development expenses, general and administrative expenses, and others. As of December 31, 2022, we had $72.6 million in cash.

As of December 31, 2022, our working capital was $104.3 million. We believe we have sufficient sources of liquidity, including cash generated from operations as well as the capacity on the Revolving Credit Facility, to support our operating needs, capital requirements, and debt service requirements for the next twelve months.

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

Silicon Valley Bank Revolver

On December 22, 2021, we entered into a senior secured credit facilities credit agreement (the “Senior Secured Agreement”) with Silicon Valley Bank (“SVB”). The Senior Secured Agreement allows us to borrow up to $40.0 million in a revolving credit facility (“Revolving Credit Facility”), including a $10.0 million sub-limit for letters of credit and a swing line sub-limit of $10.0 million. The Revolving Credit Facility commitment termination date is December 22, 2026. We accounted for the Senior Secured Agreement as a debt modification.

In accordance with the Senior Secured Agreement there are two types of revolving loan, either a Secured Overnight Financing Rate Loan (“SOFR Loan”) loan or an Alternate Base Rate Loan (“ABR Loan”). The revolving loans may from time to time be SOFR Loans or ABR Loans, as determined by the Company. Interest shall be payable quarterly based on the type of loan.

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

Our borrowings under the Revolving Credit Facility as of December 31, 2022 consist of ABR Loans.

All obligations under the Senior Secured Agreement are secured by a first priority lien on substantially all assets of the Company.

We are subject to customary representations, warranties, and covenants. The Senior Secured Agreement requires that the Company meet certain financial and non-financial covenants which include, but are not limited to, (i) delivering audited consolidated financial statements to the lender within 90 days after year-end commencing with the fiscal year ending December 31, 2022 financial statements, (ii) delivering unaudited quarterly consolidated financial statements within 45 days after each fiscal quarter, commencing with the quarterly period ending on March 31, 2022 and (iii) maintaining certain leverage ratios and liquidity coverage ratios. As of December 31, 2022, we were in full compliance with the terms of the Senior Secured Agreement.

As of December 31, 2022, we had one letter of credit for approximately $1.0 million and no amounts were drawn on the Revolving Credit Facility.

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

We expect to continue generating strong positive cash flows as we scale our operations.

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2022	2021
(amounts in US Dollars)	(in thousands)
Net cash provided by (used in) operating activities	$13,918	$(6,313)
Net cash used in investing activities	$(3,196)	$(2,299)
Net cash (used in) provided by financing activities	$(38,236)	$91,938

Operating Activities

Net cash provided by operating activities increased $20.2 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase was primarily due to the following:

•
Decrease in cash paid for Business Combination and public company preparedness related expenses of $14.1 million.
•
Cash collected for revenue increased $9.8 million due to timing differences in receipts of customer payments.
•
Decrease in cash paid for income taxes of $7.5 million.
•
Decrease in cash paid for rent and lease termination fees $5.9 million.
•
Decrease in cash paid for management fees of $5.8 million as a result of the Business Combination.
•
Decrease in cash paid for interest of $2.0 million.

Offsetting decreases in operating cash included the following:

•
Increase in cash paid for employee expenses primarily due hiring over the course of the year of $7.6 million.
•
Increase in cash paid for professional services of $4.3 million related to being a newly public company including increased audit, consulting, and legal fees.
•
Increase in cash paid related to campaign costs of $3.9 million.
•
Increase in cash paid for insurance premiums of $3.2 million primarily related to being a newly public company.
•
Increase in cash paid for software costs of $1.9 million.
•
Increase in cash paid for sales and marketing costs of $1.4 million primarily due an overall increase in advertising spend and marketing-related events in 2022.
•
Increase in cash paid related to platform operations of $1.0 million.
•
Timing differences of certain payments and collections. DPO decreased 8.2% to 45 days for the year ended December 31, 2022 from 49 days for the year ended December 31, 2021 and DSO increased 9.1% to 96 days for the year ended December 31, 2022 from 88 days for the year ended December 31, 2021.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2022 was $3.2 million, primarily consisting of capitalized software development costs of $2.8 million

Net cash used in investing activities during the year ended December 31, 2021 was $2.3 million, primarily consisting of capitalized software development costs of $2.1 million.

We expect to continue capitalizing software and purchasing property and equipment as we expand our operations.

Financing Activities

Net cash used by financing activities during the year ended December 31, 2022 was $38.2 million, consisting primarily of the re-payment of revolver borrowings of $39.0 million. We also paid cash for restricted stock withheld for taxes of $0.3 million. Offsetting these payments were cash received from stock option exercises of $0.5 million, proceeds related to the SymetryML issuance of preferred stock of $0.4 million, and proceeds from the SAFE Notes of $0.2 million.

Net cash provided by financing activities during the year ended December 31, 2021 was $91.9 million consisting primarily of proceeds from the Reverse Recapitalization, net of costs of $77.7 million. We also drew $39.0 million from our revolving credit facility and received proceeds from the SAFE notes of $1.7 million. Offsetting this financing cash inflow were re-payments of our term loan of $26.2 million and the payment of $0.3 million for financing costs.

Critical Accounting Policies and Significant Estimates

Our Consolidated Financial Statements have been prepared in accordance with the U.S. GAAP. Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our Consolidated Financial Statements. Our significant accounting policies are described in Note 2 — Summary of Significant Accounting Policies, of the Consolidated Financial Statements included elsewhere in this Report. Our critical policies related to Revenue Recognition, Equity-based compensation, Software development costs, Business Combinations, Goodwill, and Long-lived Assets are also included in the Notes to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

AdTheorent Holding Company, Inc

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AdTheorent Holding Company, Inc (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

March 2, 2023

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of December 31,
	2022	2021
ASSETS
Current assets
Cash	$72,579	$100,093
Accounts receivable, net	56,027	55,936
Income tax recoverable	145	95
Prepaid expenses	1,466	3,801
Total current assets	130,217	159,925
Property and equipment, net	520	409
Operating lease right-of-use-assets	5,732	—
Investment in SymetryML	789	—
Customer relationships, net	4,475	8,986
Other intangible assets, net	6,708	7,608
Goodwill	34,842	35,778
Deferred income taxes, net	6,962	434
Other assets	359	402
Total assets	$190,604	$213,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,479	$12,382
Accrued compensation	8,939	10,530
Accrued expenses	6,224	4,664
Operating lease liabilities, current	1,265	—
Total current liabilities	25,907	27,576
Revolver borrowings	—	39,017
SAFE Notes	—	2,950
Warrants	2,298	12,166
Seller's Earn-Out	773	18,081
Operating lease liabilities, non-current	6,201	—
Deferred rent	—	1,869
Total liabilities	35,179	101,659
Commitments and contingencies (Note 21)
Stockholders’ equity
Preferred Stock, $0.0001 per share, 20,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common Stock, $0.0001 par value, 350,000,000 shares authorized; 86,968,309 and 85,743,994 shares issued and outstanding as of December 31, 2022 and 2021, respectively	9	9
Additional paid-in capital	83,566	70,778
Retained earnings	71,850	42,512
Total stockholders’ equity attributable to AdTheorent Holding Company, Inc.	155,425	113,299
Noncontrolling interests in consolidated subsidiaries	—	(1,416)
Total stockholders' equity	155,425	111,883
Total liabilities and stockholders’ equity	$190,604	$213,542

See accompanying notes to consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Revenue	$166,082	$165,365
Operating expenses:
Platform operations	83,444	77,770
Sales and marketing	44,018	38,799
Technology and development	16,644	12,393
General and administrative	20,697	35,424
Total operating expenses	164,803	164,386
Income from operations	1,279	979
Interest income (expense), net	263	(2,404)
Gain on change in fair value of Seller's Earn-Out	17,308	23,399
Gain on change in fair value of warrants	9,868	6,783
Gain on deconsolidation of SymetryML	1,939	—
Loss on change in fair value of SAFE Notes	(788)	—
Loss on fair value of investment in SymetryML Holdings	(72)	—
Other (expense) income, net	(21)	22
Total other income, net	28,497	27,800
Net income before provision for income taxes	29,776	28,779
Provision for income taxes	(988)	(3,360)
Net income	$28,788	$25,419
Less: Net loss attributable to noncontrolling interest	550	784
Net income attributable to AdTheorent Holding Company, Inc.	$29,338	$26,203
Earnings per share:
Basic	$0.34	$0.43
Diluted	$0.32	$0.39
Weighted-average common shares outstanding:
Basic	86,222,972	60,510,847
Diluted	92,621,822	67,942,423

See accompanying notes to consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except for number of shares)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
December 31, 2020	59,853,276	$6	$45,584	$16,309	$(632)	$61,267
Equity-based compensation	—	—	5,823	—	—	5,823
Seller's Earn-Out equity-based compensation	—	—	55	—	—	55
Exercises of options	29,247		18	—	—	18
Issuance of Common Stock upon the Reverse Recapitalization, net of offering costs	25,861,471	3	60,778	—	—	60,781
Initial Seller's Earn-Out recognized in connection with the Reverse Recapitalization	—	—	(41,480)	—	—	(41,480)
Net income (loss)	—	—	—	26,203	(784)	25,419
December 31, 2021	85,743,994	$9	$70,778	$42,512	$(1,416)	$111,883
Equity-based compensation	—	—	11,188	—	—	11,188
Seller's Earn-Out equity-based compensation	—	—	1,364	—	—	1,364
Conversion of SAFE Notes into SymetryML preferred stock	—	—	—	—	3,938	3,938
SymetryML preferred stock issuance	—	—	—	—	400	400
Deconsolidation of SymetryML Holdings	—	—	—	—	(2,372)	(2,372)
Exercises of options	794,506	—	459		—	459
Exercises of warrants	10	—	—	—	—	—
Transaction cost adjustment	—	—	55	—	—	55
Vesting of restricted stock, net of shares withheld for taxes	429,799	—	(278)		—	(278)
Net income (loss)	—	—	—	29,338	(550)	28,788
December 31, 2022	86,968,309	$9	$83,566	$71,850	$—	$155,425

See accompanying notes to consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net income	$28,788	$25,419
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt	334	15
Amortization expense	7,830	8,345
Depreciation expense	193	148
Amortization of debt issuance costs	55	155
Gain on change in fair value of Seller's Earn-Out	(17,308)	(23,399)
Gain on change in fair value of warrants	(9,868)	(6,783)
Gain on deconsolidation of SymetryML	(1,939)	—
Loss on change in fair value of SAFE notes	788	—
Loss on fair value of investment in SymetryML Holdings	72	—
Deferred tax benefit	(6,528)	(2,891)
Equity-based compensation	11,188	5,823
Seller's Earn-Out equity-based compensation	1,364	55
Loss on disposal of intangible assets	—	2
Changes in operating assets and liabilities:
Accounts receivable	(425)	(8,936)
Income taxes recoverable	(50)	37
Prepaid expenses and other assets	3,307	(2,784)
Accounts payable	(2,844)	(183)
Accrued expenses and other liabilities	(1,039)	(1,336)
Net cash provided by (used in) operating activities	$13,918	$(6,313)
Cash flows from investing activities
Capitalized software development costs	(2,797)	(2,081)
Purchase of property and equipment	(330)	(218)
Decrease in cash from deconsolidation of SymetryML	(69)	—
Net cash used in investing activities	$(3,196)	$(2,299)
Cash flows from financing activities
Cash received for exercised options	459	18
Proceeds from Reverse Recapitalization, net of offering costs paid	—	77,667
(Payments) proceeds from revolver borrowings	(39,017)	39,017
Payment of financing costs	—	(277)
Proceeds from SAFE notes	200	1,700
Proceeds from SymetryML preferred stock issuance	400	—
Payment of term loan	—	(26,187)
Restricted shares withheld for taxes	(278)	—
Net cash (used in) provided by financing activities	$(38,236)	$91,938
Net (decrease) increase in cash	(27,514)	83,326
Cash at beginning of period	100,093	16,767
Cash at end of period	$72,579	$100,093
Supplemental disclosure of cash flow information
Cash paid for interest	$358	$2,400
Cash paid for income taxes	$4,765	$12,244
Increase in lease liabilities from obtaining right-of-use assets - ASC 842 adoption	$8,376	$—
Increase in lease liabilities from obtaining right-of-use assets	$214	$—
Non-cash investing and financial activities
Capitalized software and property and equipment, net included in accounts payable	$10	$23

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

AdTheorent is a Delaware corporation headquartered in New York, New York. On December 22, 2021 (the “Closing Date”), MCAP Acquisition Corporation (“MCAP”), now known as AdTheorent Holding Company, Inc., consummated the previously announced business combination pursuant to that certain Business Combination Agreement, dated as of July 27, 2021 (as amended, restated, supplemented or otherwise modified, the “Business Combination Agreement”), by and among MCAP, GRNT Merger Sub 1 LLC, a Delaware limited liability company (“Merger Sub 1”), GRNT Merger Sub 2 LLC, a Delaware limited liability company (“Merger Sub 2”), GRNT Merger Sub 3 LLC, a Delaware limited liability company (“Merger Sub 3”), GRNT Merger Sub 4 LLC, a Delaware limited liability company (“Merger Sub 4” and, together with Merger Sub 1, Merger Sub 2 and Merger Sub 3, the “Merger Sub Entities”), H.I.G. Growth—AdTheorent Intermediate, LLC, a Delaware limited liability company (the “Blocker”), H.I.G. Growth—AdTheorent, LLC, a Delaware limited liability company, and AdTheorent Holding Company, LLC, a Delaware limited liability company (“Legacy AdTheorent”). Pursuant to the terms of the Business Combination Agreement, Legacy AdTheorent, the Blocker and the Merger Sub Entities engaged in a series of four mergers, which resulted in Legacy AdTheorent becoming a wholly owned subsidiary of MCAP (the “Business Combination’). On the Closing Date, and in connection with the closing of the Business Combination, MCAP changed its name to AdTheorent Holding Company, Inc. See Note 3 – Business Combination.

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

Retroactive Application of Recapitalization

As discussed in Note 3 – Business Combination, the Business Combination on December 22, 2021 was accounted for as a reverse recapitalization (“Reverse Recapitalization”) of equity structure, whereby at the Closing Date, the outstanding Class A, B and C units of Legacy AdTheorent, and the outstanding stock options and Restricted Interest Units of Legacy AdTheorent were exchanged for the Company’s Common Stock and equity awards using a ratio (“Exchange Ratio”) of 1.376 and 1.563, respectively. Accordingly, pursuit to GAAP, the Consolidated Financial Statements and the related notes have been recast and are presented on an if-converted basis using the respective Exchange Ratio. In addition, the Exchange Ratio is utilized for calculating earnings per share in all prior periods presented.

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

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

COVID-19 Pandemic

In response to the business disruptions created by the novel coronavirus (“COVID-19”), the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed in the U.S. to assist companies in responding to the COVID-19 pandemic in March 2020. The CARES Act provides for refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes. The Company elected to defer the employer-paid portion of social security payroll taxes. The Company repaid the deferred employment taxes of $930 in the year ended December 31, 2021, and there was $0 of the employer portion of social security tax accrued as of December 31, 2022 and 2021.

Liquidity

As of December 31, 2022, the Company had cash of $72,579 and working capital, consisting of current assets, less current liabilities, of $104,310. We believe our existing cash and cash flow from operations will be sufficient to meet the Company’s working capital requirements for at least the next 12 months.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting, in accordance with Accounting Standards Codification (“ASC”) 805, which requires us to exercise judgment and make estimates and assumptions based on available information regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions and contingencies. We must also refine these estimates over a one-year measurement period, to reflect any new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. We may utilize independent third-party valuation firms to assist in making these fair value determinations.

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

Geographic Data

Revenue by geographic region for the years ended December 31, 2022 and 2021 was as follows:

	Year ended December 31,
	2022	2021
U.S.	$159,909	$160,821
Canada	5,957	4,032
United Kingdom	112	492
France	102	—
Other	2	20
Total	$166,082	$165,365

Over 99% of all of total consolidated long-lived assets are located in the U.S.

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

Financial instruments (principally cash, accounts receivable, accounts payable and accrued expenses) are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The carrying amounts of debt and other obligations, approximate fair value based on credit terms and market interest rates currently available for similar instruments. Accordingly, those instruments are not presented in Note 17 — Fair Value Measurements.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2022 and 2021, the Company did not have cash equivalents.

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

The Company’s intangible assets are being amortized over their estimated useful lives, using the straight-line method which best reflects the pattern of use, as follows:

Description	Estimated Life (Years)
Software	2 - 3
Non-compete agreements	5
Customer relationships	7
Trademarks/tradename	10 - 15

Software Development Costs

Development costs associated with certain solutions offered exclusively through software as a service model are accounted for in accordance with ASC Topic 350-40, Internal-Use Software (“ASC 350-40”). Under ASC 350-40 qualifying software costs developed for internal use are capitalized when application development begins, it is probable that the project will be completed, and the software will be used as intended. Capitalized costs include (1) payroll and payroll-related costs for employees who are directly associated with, and devote time to, a qualifying project and (2) certain external direct costs for third-parties who are directly associated with, and devote time to, a qualifying project. Costs incurred during the preliminary project stage of development as well as maintenance costs are expensed as incurred. The Company capitalizes direct costs related to application development activities that are probable to result in additional functionality. Capitalized costs are amortized on a straight-line basis over two years, which best represents the pattern of the software’s useful life. The Company tests for impairment whenever events or changes in circumstances that could impact recoverability occur. There were no impairments recorded for the years ended December 31, 2022 and 2021.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets when events or changes in circumstances indicate their carrying value may not be recoverable. Such events or changes in circumstances may include: a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses recoverability of a long-lived asset by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining lives. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, measured as the amount by which the carrying amount exceeds estimated fair value. An impairment loss is charged to operations in the period in which management determines such impairment. There were no impairments recorded for the years ended December 31, 2022 and 2021.

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

If the test results in a fair value less that the carrying value, the loss is recorded within operating expenses in the Consolidated Statements of Operations in the period the determination is made. (Refer to Note 9  — Goodwill).

Revenue

The Company generates revenue by using its proprietary machine learning-powered technology platform to execute targeted digital advertising campaigns, offering advanced predictive targeting solutions across different customer industry verticals and consumer screens (desktop, mobile, and CTV), including customized targeting, measurement and analytical services to address unique advertiser challenges. The Company’s customers consist of clients working directly with the Company and advertising agencies working on behalf of its customers. The Company accounts for revenue in accordance with Accounting Standards Update (“ASU”) 2014-09 (Topic 606), Revenue from Contracts with Customers (“ASC 606”). (Refer to Note 4 — Revenue Recognition).

Expenses

The Company classifies its Operating expenses into the following four categories. Each expense category includes overhead, including depreciation, amortization, rent and related occupancy costs, which is allocated based on headcount.

Platform Operations

Platform operations consists of the cost of revenue including advertising inventory, third party inventory validation and measurement, ad-serving, ad-verification, research and data (collectively referred to as ‘traffic acquisition costs’ or TAC), amortization expense related to capitalized software, depreciation expense, allocated costs of the Company’s personnel which set up and monitor campaign performance and platform hosting, license, and maintenance costs. Allocated overhead costs were $768 and $1,125 for the years ended December 31, 2022 and 2021, respectively.

Sales and Marketing

Sales and marketing expenses consist of compensation and commission costs of the sales and related support teams, as well as travel, trade show, and other marketing related costs. Advertising costs are charged to operations when incurred. Total advertising costs amounted to $251 and $343 for the years ended December 31, 2022 and 2021, respectively. Allocated overhead costs were $1,251 and $1,909 for the years ended December 31, 2022 and 2021, respectively.

Technology and Development

Technology and development expenses consists primarily of employee costs, including salaries, bonuses, equity-based compensation, travel expenses, and employee benefit costs associated with the ongoing development and maintenance of the Company's technology platform. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization, which are then recorded as capitalized

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

software development costs. Allocated overhead costs were $521 and $666 for the years ended December 31, 2022 and 2021, respectively.

General and Administrative Expense

General and administrative expenses include compensation for executive and administrative personnel, professional service fees, insurance, supplies, and other fixed costs. Allocated overhead costs were $180 and $251 for the years ended December 31, 2022 and 2021, respectively.

Equity-based Compensation

Compensation expense related to employee equity-based awards is measured and recognized in the Consolidated Financial Statements based on the fair value of the awards granted. The Company granted awards to employees that vest based solely on continued service, or service conditions, and awards that vest based on the achievement of performance targets, or performance conditions. The fair value of each option award containing service and/or performance conditions is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of restricted stock units (“RSUs”) containing service and/or performance conditions is estimated on the grant date using the fair value of the Company’s Common Stock. For service condition awards, equity-based compensation expense is recognized on a straight-line basis over the requisite service periods of the awards. For performance condition awards, equity-based compensation expense is recognized using a graded vesting model over the requisite service period of the awards. Forfeitures are recorded as they occur. (Refer to Note 13 — Equity-Based Compensation Expense).

Debt Issuance Cost

Deferred issuance costs relate to the Company’s debt instruments, the short-term and long-term portions are reflected as a deduction from the carrying amount of the related debt. The debt issuance costs are amortized using the straight-line method over the term of the related debt instrument which approximates the effective interest method. Debt issuance costs incurred with line-of-credit arrangements are recorded as Other assets on our consolidated balance sheets and amortized over the term of the arrangement. Debt may be considered extinguished when it has been modified and the terms of the new debt instruments and old debt instruments are “substantially different” (as defined in the debt modification guidance in ASC Topic 470-50, Debt — Modifications and Extinguishments).

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

Seller’s Earn-Out

Accounting for the Seller’s Earn-Out to Legacy AdTheorent equity holders and vested Exchanged Option holders as of the Closing Date

The Seller’s Earn-Out, as defined in Note 3 — Business Combination, can be settled in cash or shares at the discretion of the Company. The contingent issuance of the Seller’s Earn-Out consideration to Legacy AdTheorent equity holders and vested Exchanged Option holders as of the Closing Date, on a pro rata ownership basis, would be accounted for as an equity transaction if the Seller’s Earn-Out Target is met. The Company determined that the contingent obligation to Legacy AdTheorent equity holders and vested Exchanged Option holders as of the Closing Date is not indexed to the Company's stock under ASC 815-40 and therefore equity treatment is precluded. As such the Seller's Earn-Out to Legacy AdTheorent equity holders and vested Exchanged Option holders as of the Closing Date will be fair valued at each reporting period and liability classified, with any changes in fair value being recorded in the Consolidated Statements of Operations. See Note 15 – Seller’s Earn-Out for further details.

Accounting for the Seller’s Earn-Out to Exchanged Option and Exchanged Unit holders as of the Closing Date

The grant of the Seller’s Earn-Out to holders of the unvested Exchanged Option or Exchanged Unit’s as of the Closing Date was determined by the Company to be a compensatory award and accounted for under ASC 718, Share-based Compensation. The payment of the Seller's Earn-Out is contingent on continued employment. Under this guidance, the award is measured at fair value at the grant date. The Company determined the expense will be recognized over the longer of the derived requisite service period or remaining time-based vesting period on the underlying unvested Exchanged Option or Exchanged Unit. The Seller's Earn-Out target for employees underlying the stock option are equity-classified so periodic expense is based on the fair value of the award as of the grant date.

The Seller's Earn-Out to unvested Exchanged Option and Exchanged Unit holders as of the Closing Date is subject to a last man standing arrangement, whereby if an unvested Exchanged Option or Exchanged Unit holder forfeits their respective award, the total Seller’s Earn-Out is reallocated among the Legacy AdTheorent equity holders, vested Exchanged Option holders as of the Closing Date and the remaining unvested Exchanged Option and Exchanged Unit holders. The Company determined they would account for a forfeiture of an unvested Exchanged Option and Exchanged Unit as a forfeiture of the Seller's Earn-Out award by one unvested Exchanged Option and Exchanged Unit and regrant of options to the other unvested Exchanged Option and Exchanged Unit holders. See Note 15 – Seller’s Earn-Out for further details.

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

Leases

The Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”) on January 1, 2022 using the cumulative effect transition method for leases in existence as of the date of adoption. The reported results for 2022 reflect the application of ASC 842 guidance while the reported results for 2021 were prepared under the previous guidance of ASC 840, Leases (“ASC 840”). The adoption of ASC 842 represents a change in accounting principle that recognizes right-of-use (“ROU”) assets and lease liabilities arising from all leases based on the present value of future minimum lease payments over the lease term. Our leases often include options to extend or terminate at our sole discretion, which are included in the determination of lease term when they are reasonably certain to be exercised. Consistent with ASC 840, lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s adoption of ASC 842 had no impact on the Condensed Consolidated Statements of Operations or the Condensed Consolidated Statement of Cash Flows.

We do not record leases with an initial term of 12 months or less on our consolidated balance sheet but continue to record rent expense on a straight-line basis over the lease term.

The Company elected the package of practical expedients permitted under the transition guidance within ASC 842, which allows for the following: (i) to carry forward the historical lease classification, (ii) not to reassess whether any existing contract contains a lease and (iii) not to reassess initial direct costs for existing leases.

The Company categorizes leases at their inception as either operating or finance leases. Operating leases are classified as non-current operating lease right-of-use assets and current and non-current operating lease liabilities on the Condensed Consolidated Balance Sheet. The Company did not have any finance leases upon adoption on January 1, 2022 or as of December 31, 2022.

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

See Note 20 – Leases for further details.

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

ASU No. 2020-04, Reference Rate Reform (Topic 848)

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), subsequently clarified in January 2021 by ASU No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). The main provisions of this update provide optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), deferring the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The guidance in ASU 2020-04 and ASU 2021-01 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through, the new deferral period, of December 31, 2024. The Company adopted ASU 2020-04 on January 1, 2022. The adoption did not have a material effect on the Company's Condensed Consolidated Financial Statements.

ASU No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (Topic 740)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”), which is part of the FASB’s overall simplification initiative to reduce the costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 simplifies accounting guidance for intra-period allocations, deferred tax liabilities, year-to-date losses in interim periods, franchise taxes, step-up in tax basis of goodwill, separate entity financial statements, and interim recognition of tax laws or rate changes. ASU 2019-12 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company has determined the adoption does not have a material impact on the Company's Consolidated Financial Statements as of December 31, 2022.

Accounting Pronouncements Issued Not Yet Adopted

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. ASU 2016-13, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years, and for interim periods within those fiscal years, beginning after December 15,

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

2022, with early adoption permitted. The Company does not expect the adoption to have a material effect on the Company's Consolidated Financial Statements.

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

PIPE

Concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements (each, a “Subscription Agreement”) with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the PIPE Investors, immediately prior to the Closing Date, an aggregate of 12,150,000 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), of the Company (the “PIPE Shares”), for a purchase price of $10.00 per share, representing aggregate gross proceeds of $121,500 (the “PIPE Financing”). Pursuant to the Subscription Agreements, the Company gave certain registration rights to the PIPE Investors with respect to the PIPE Shares. The sale of the PIPE Shares was consummated concurrently with the Closing Date.

MCAP Shares Conversion

Pursuant to the Company’s prior amended and restated certificate of incorporation, each issued and outstanding share of Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock”), converted into one share of Class A Common Stock, at the Closing Date. After the Closing Date and following the effectiveness of the Company’s second amended and restated certificate of incorporation (“Certificate of Incorporation”), each share of Class A Common Stock was automatically reclassified, redesignated and changed into one validly issued, fully paid and non-assessable share of Common Stock, without any further action by the Company or any stockholder. This conversion resulted in 13,711,471 shares of the Company’s Common Stock being held by MCAP shareholders immediately following the closing of the Business Combination.

MCAP Warrants Conversion and Escrow Warrants

On the Closing Date, the Company’s 5,432,237 Private Placement Warrants and 10,541,667 Public Warrants exercisable into Class A Common Stock were converted into an equal number of Warrants for the Company’s Common Stock with the same terms.

Of the 5,432,237 Private Placement Warrants, 551,096 warrants are held in escrow subject to earn-out targets (“Escrow Warrants”). The Escrow Warrants will be released if the volume-weighted average price (“VWAP”) of the Company’s Common Stock equals or exceeds $14.00 per share for any 20 trading days within any consecutive 30 trading day period on or before the 3rd anniversary of the Closing Date. See Note 16 – Warrants for further details.

Sponsor Earn-Out Escrow Shares

At the closing of the Business Combination, and in accordance with the Sponsor Support Agreement, MCAP deposited (a) 598,875 shares (the “Escrow Shares”) of the Company’s Common Stock with an escrow agent and such Escrow Shares will be released subject to the achievement of certain earn-out targets. Of these Escrow shares, 299,438 shares (the “First Level Escrow Shares”) will be released if the VWAP of the Class A Common Stock equals or exceeds $12.00 per share (as

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for 20 trading days within a period of 30 consecutive trading days following the date hereof on or before three years after the Closing Date. The remaining 299,437 Escrow Shares (the “Second Level Escrow Shares”) will be released if the VWAP of the Company’s Common Stock equals or exceeds $13.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for 20 trading days within a period of 30 consecutive trading days following the date hereof on or before three years after the Closing Date.

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

Legacy AdTheorent Units and Equity Award Conversion

In connection with the closing of the Business Combination, each Class A, Class B, and Class C units of Legacy AdTheorent then issued and outstanding were automatically cancelled, extinguished, and exchanged (using the applicable Exchange Ratio) for issued shares of the Company’s Common Stock. This exchange resulted in 59,882,523 shares of the Company’s Common Stock being held by Legacy AdTheorent unit holders immediately following the Closing Date.

Additionally, each stock option and Restricted Incentive Unit of Legacy AdTheorent was cancelled and exchanged using the applicable Exchange Ratio. See Note 13 –Equity-Based Compensation for further details.

Legacy AdTheorent Equity Holders Cash Consideration

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

Seller’s Earn-Out

In accordance with the Business Combination Agreement, if, at any time during the period following the closing of the Business Combination and expiring on the third anniversary of that date, (i) the VWAP of the Company’s Common Stock shall be greater than or equal to $14.00 per share for any 20 trading days within a period 30 consecutive trading days or (ii) the Company completes a liquidation, merger, stock exchange, reorganization or similar transaction that results in all stockholders having the right to exchange their shares of the Company for cash, securities or other property pursuant to which the valuation of such shares of the Company equals or exceeds $14.00 per share (the “Seller’s Earn-Out Target”), then within 10 business days following the achievement of the Seller’s Earn-Out Target, the Company shall pay or issue, as applicable, to the equity holders of the Company prior to the close of the transaction and holders of the Exchanged Option or Exchanged Unit’s an aggregate amount equal to $95,000 (the “Seller’s Earn-Out”), at the sole and absolute discretion of the Company Board, in the form of (1) the issuance of validly issued, fully-paid and nonassessable shares of the Company valued at $14.00 per share (6,785,714 shares), (2) a payment in cash or (3) a combination of (1) and (2) (the “Seller’s Earn-Out Consideration”); provided, however, that (x) no Seller’s Earn-Out Consideration will be paid with respect to unvested Exchanged Options or Exchanged Units that expired or terminated prior to the date the Company pays the Seller's Earn-Out Consideration and (y) with respect to outstanding Exchanged Options and Exchanged Units that are unvested as of the date the Company pays the Seller’s Earn-Out Consideration, the Company shall pay the Seller’s Earn-Out Consideration to the applicable holder of an Exchanged Option and Exchanged Units within 30 days following the date on which the unvested Exchanged Option and Exchanged Unit vests, subject to the holder’s continued employment or service through such vesting date. See Note 15 – Seller’s Earn-Out for further details.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

Immediately after giving effect to the Business Combination, there were 85,743,994 shares of Common Stock issued and outstanding and warrants to purchase 15,973,904 shares of Common Stock issued and outstanding.

The Company incurred underwriters’ fees in connection with its initial public offering, which were deferred and payable from the amounts held in the trust account upon completion of the Business Combination. Upon the closing of the Business Combination the $11,069 in deferred underwriters’ fees were paid from proceeds received at the Closing Date.

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

Additionally, in connection with the closing of the Business Combination, Legacy AdTheorent management received $5,000 in management bonuses, which were paid out prior to the Closing Date. The payment of the management bonus is recorded as General and administrative expense in the Company's Consolidated Statement of Operations for the year ended December 31, 2021.

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

Managed Programmatic Revenue Model

For its Managed Programmatic revenue, the Company negotiates IOs with the advertising agency or brand, which specifies the material terms of the campaign. IOs are subject to cancellation by the client, usually with no penalty, for the unfilled portion of the IO. The Company’s performance obligation is to deliver digital advertisements in accordance with the terms of the IO. The Company has concluded that this constitutes a single performance obligation for financial reporting purposes and that such obligation is recognized over the time, using the output method, for which the Company is transferring value to the customer through delivered advertising units.

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

Managed Programmatic revenue is recorded on a gross basis. The Company is responsible for fulfilling advertising delivery, including optimization and reporting, establishes the selling price for the delivery, and the Company performs billing and collections, including ultimately retaining credit risk. The Company has therefore determined that it serves as a principal and that gross presentation of revenue is appropriate. Revenue recognized related to Managed Programmatic was $164,381 and $165,049 for the years ended December 31, 2022 and 2021, respectively.

Direct Access Revenue Model

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

During the year ended December 31, 2022, the Company added Direct Access Plus as an option to the Direct Access offering. Under this option, AdTheorent directly manages all aspects of the customers' advertising campaigns. Unlike Direct Access, the Company is primarily responsible for the purchase of advertising inventory, third party data, and other related expenses. The Company has therefore determined that the customer serves as a principal and that gross presentation of revenue is appropriate.

Under either a Direct Access or Direct Access Plus offering, a customer cannot take possession of the software platform, nor is it feasible or currently an available option for a customer to contract with a third party to host the software or for a customer to host the software. Fees related to Direct Access and Direct Access Plus are entirely variable, and revenue is recognized in the period the Company has the contractual right to the fee.

The Direct Access offerings are new to the market and not yet material to the Company from a financial reporting perspective. Revenue recognized related to Direct Access was $1,701 and $316 for the years ended December 31, 2022 and 2021, respectively.

Accounting Policy Elections and Practical Expedients

The Company has elected to exclude from the measurement of the transaction price all taxes (e.g., sales, use, value-added) assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes.

The Company used the practical expedient and expenses the costs to obtain or fulfill a contract as incurred because the amortization period of the asset that the Company otherwise would have recognized is one year or less. Therefore, there were no contract cost assets recognized as of December 31, 2022 or 2021.

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

5.
ACCOUNTS RECEIVABLE, Net

Accounts receivable, net consisted of the following:

	As of December 31,
	2022	2021
Accounts receivables	$56,243	$56,180
Other receivables	483	121
	56,726	56,301
Less: allowance for doubtful accounts	(699)	(365)
Accounts receivable, net	$56,027	$55,936

The provision for bad debt on accounts receivable was $334 and $15 for the years ended December 31, 2022 and 2021, respectively.

The following table presents changes in the allowance for doubtful accounts:

	Year Ended December 31,
	2022	2021
Beginning balance	$365	$457
Reserve for doubtful accounts	340	217
Write-offs, net of recoveries	(6)	(309)
Ending balance	$699	$365

6.
PREPAID EXPENSES

Prepaid expenses consisted of the following:

	As of December 31,
	2022	2021
Platform operations	$876	$235
Software	501	747
Income taxes	—	2,683
Other	89	136
Total	$1,466	$3,801

7.
PROPERTY AND EQUIPMENT, Net

Property and Equipment, net consisted of the following:

	As of December 31,
	2022	2021
Computers and equipment	$949	$798
Less: accumulated depreciation	(429)	(389)
Total	$520	$409

Depreciation expense on Property and Equipment was $193 and $148 for the years ended December 31, 2022 and 2021, respectively.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

8.
INTANGIBLE ASSETS, Net

Intangible assets, net consisted of the following:

		December 31, 2022
	Remaining Weighted Average Useful Life (in years)	Gross amount	Accumulated amortization	Net carrying amount
Software	—	$6,038	$(6,038)	$—
Capitalized software costs	1.1	10,173	(7,535)	2,638
Customer relationships	1.0	31,492	(27,017)	4,475
Trademarks/tradename	4.0	10,195	(6,125)	4,070
Total		$57,898	$(46,715)	$11,183

		December 31, 2021
	Remaining Weighted Average Useful Life (in years)	Gross amount	Accumulated amortization	Net carrying amount
Software	1.0	$9,124	$(8,653)	$471
Capitalized software costs	1.0	7,366	(5,335)	2,031
Customer relationships	2.0	31,726	(22,740)	8,986
Trademarks/tradename	5.0	10,240	(5,134)	5,106
Total		$58,456	$(41,862)	$16,594

Amortization expense was included in the Company’s Consolidated Statements of Operations as follows:

	Year ended December 31,
	2022	2021
Platform operations	$2,200	$2,001
Sales and marketing	5,480	5,480
Technology and development	140	558
General and administrative	10	306
Total	$7,830	$8,345

Total amortization expense for the year ended December 31, 2022 and 2021 was $7,830 and $8,345, respectively. Amortization expense for capitalized software costs for the year ended December 31, 2022 and 2021 was $2,199 and $2,001, respectively.

The following is a schedule for the next five years of future amortization of intangible assets:

Year ended December 31,
2023	$7,392
2024	1,750
2025	1,016
2026	1,016
2027	7
Thereafter	2
Total	$11,183

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

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

9.
GOODWILL

Changes in goodwill consisted of the following:

Balance as of December 31, 2021	$35,778
Deconsolidation of SymetryML	(936)
Balance as of December 31, 2022	$34,842

The Company is a single reporting unit.

In 2021, the Company established October 31 to be the annual testing date for its goodwill and in the interim if a triggering event occurs. The determination as to whether a triggering event exists that would warrant an interim review of goodwill and whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company.

For the October 31, 2022 impairment test, fair value was determined by using a market-based approach (weighted 50%) and an income approach (weighted 50%), as this combination was deemed to be the most indicative of the Company’s fair value in an orderly transaction between market participants. Under the market-based approach, the Company utilized information regarding the Company, the Company’s industry as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value the Company. Under the income approach, the Company determined fair value based on estimated future cash flows of the Company, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn, which are unobservable Level 3 inputs. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. The estimated weighted-average cost of capital of the Company was 18.0% as of October 31, 2022. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. The Company believes its assumptions are reasonable. Solely for purposes of establishing inputs for the fair value calculation described above related to goodwill impairment testing, the Company made the following assumptions. The Company developed long-range financial forecasts (five years) and assumed known changes in the customer base. A terminal growth rate of 3.0% was calculated for years beyond 2030.

The October 31, 2022 annual impairment test supported the recorded goodwill balance and as such no impairment of goodwill was required. Based on a qualitative assessment performed as of October 31, 2021, the Company determined it was more likely than not that the fair value of the reporting unit exceeded its carrying value, and as such no impairment of goodwill was required.

10.
ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of December 31,
	2022	2021
Campaign costs	$4,081	$2,718
Deferred revenue	1,149	207
Platform operations	401	191
Income taxes	120	13
Professional fees	68	648
Sales and use taxes	14	233
Other	391	654
Total	$6,224	$4,664

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

11.
DEBT

On December 22, 2021, the Company entered into a senior secured credit facilities credit agreement (the “Senior Secured Agreement”) with SVB. The Senior Secured Agreement allows for the Company to borrow up to $40,000 in a revolving credit facility (“Revolving Credit Facility”), including a $10,000 sub-limit for letters of credit and a swing line sub-limit of $10,000. The Revolving Credit Facility commitment termination date is December 22, 2026 and, as such, the Company's debt obligation has been presented as a long-term liability. The Company accounted for the Senior Secured Agreement as a debt modification and the financing fees incurred were immaterial to the financial statements.

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

The Company’s borrowings under the Revolving Credit Facility as of December 31, 2022 and 2021 consist of ABR Loans.

All obligations under the Senior Secured Agreement are secured by a first priority lien on substantially all assets of the Company.

The Company is subject to customary representations, warranties, and covenants. The Senior Secured Agreement requires that the Company meet certain financial and non-financial covenants which include, but are not limited to, (i) delivering audited consolidated financial statements to the lender within 90 days after year-end commencing with the fiscal year ending December 31, 2022 financial statements, (ii) delivering unaudited quarterly consolidated financial statements within 45 days after each fiscal quarter, commencing with the quarterly period ending on March 31, 2022 and (iii) maintaining certain leverage ratios and liquidity coverage ratios. As of December 31, 2022 and 2021, the Company was in full compliance with the terms of the Senior Secured Agreement.

The Company incurred $277 of deferred financing fees associated with the Senior Secured Agreement. The deferred financing fees were capitalized and recorded in Other assets on the Consolidated Balance Sheets. The deferred financing fees are being amortized using the straight-line method over the term of the Senior Secured Agreement. As of December 31, 2022 and 2021, the Company amortized $55 and $0, respectively. For both years ended December 31, 2022 and 2021, the Company had one letter of credit for approximately $983. As of December 31, 2021, the remainder of $39,017 was drawn on the revolving credit facility. The total amount drawn on the Revolving Credit Facility as of December 31, 2021 was repaid in January 2022. As of December 31, 2022, there were no amounts drawn on the Revolving Credit Facility.

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

The Company incurred debt issuance costs of $1,220 which are presented in the consolidated balance sheets. For the year ended December 31, 2021, the Company amortized $155. The effective rate of interest associated with this loan was 10.6% for the year ended December 31, 2021.

The Facility matured on December 22, 2021 and the Company paid off the remaining outstanding balance on such date in connection with the Business Combination. Deferred financing fees were fully amortized as of the maturity date, December 22, 2021.
12.
INCOME TAXES

For the years ended December 31, 2022 and 2021, the Company recorded a provision for income taxes of $988 and $3,360, respectively. The effective income tax rates (“ETR”) for the years ended December 31, 2022 and 2021 were 3.32% and 11.71%, respectively.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. As of December 31, 2022, management has not recorded a valuation allowance on certain deferred tax assets after considering all of the available evidence. As of December 31, 2021, a valuation allowance was recorded on the deferred tax assets of SymetryML however as of March 31, 2022, SymetryML was deconsolidated from the Company. Refer to Note 19 — SymetryML and SymetryML Holdings for further information.

The components of income (loss) from operations before income taxes consist of the following for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Domestic	$29,790	$28,276
Foreign	(14)	503
Income from operations before income taxes	$29,776	$28,779

Components of the provision for income taxes consist of the following for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Current provision (benefit):
Federal	$5,253	$3,908
State and local	2,261	2,325
Foreign	2	18
Total current provision	7,516	6,251
Deferred benefit:
Federal	(4,473)	(2,054)
State and local	(2,055)	(837)
Foreign	—	—
Total deferred benefit	(6,528)	(2,891)
Provision for income taxes	$988	$3,360

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

Reconciliation of the federal statutory rate to the Company’s effective tax rate is the following for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Federal income tax rate	21.00%	21.00%
State and local taxes, net of federal benefit	0.55%	5.22%
Foreign rate differential	0.01%	0.10%
Unrealized gain on Seller's Earn-Out and warrants valuation	-18.20%	-22.06%
Non-deductible transaction costs	0.00%	3.95%
Permanent items	1.11%	2.00%
Research and development credits	-1.63%	-1.27%
Equity option forfeitures	-0.92%	0.05%
Write-off of 162(m) limited stock options	0.00%	3.29%
Change in valuation allowance	-1.00%	0.64%
State FIN 48	0.00%	-1.12%
Other	2.40%	-0.09%
Effective tax rate	3.32%	11.71%

The tax effects of significant temporary differences that comprise deferred tax assets and liabilities were as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Deferred tax assets:
Operating lease liability	$2,077	$—
Accrued expenses	5	364
Capitalized costs	2,750	3,321
Research and development expenditures capitalization	3,860	—
Deferred rent	—	540
Net operating losses	—	677
Reserves	198	173
Equity-based compensation	2,958	770
Uncertain Tax Positions	—	—
Deferred tax assets	11,848	5,845
Valuation Allowance	—	(370)
Net deferred tax asset	11,848	5,475
Deferred tax liabilities:
Right of use asset	(1,595)	—
Fixed asset	(797)	(770)
Intangible assets	(2,339)	(4,271)
Investments	(155)	—
Deferred tax liabilities	(4,886)	(5,041)
Deferred tax asset	$6,962	$434

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and instead requires taxpayers to amortize such expenditures over five years for tax purposes. This provision resulted in a deferred tax asset of $3,860 in 2022.

As of December 31, 2022, the Company does not have U.S Federal net operating losses or U.S. state net operating loss carryforwards. All previously existing net operating losses were part of SymetryML which was deconsolidated on March 31, 2022.

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

	Year Ended December 31,
	2022	2021
Unrecognized tax benefits–beginning of period	$—	$380
Tax position changes–current period	—	(380)
Unrecognized tax benefits–end of period	—	—
Interest and penalties–end of period	—	—
Total liabilities related to uncertain tax positions	$—	$—

The above unrecognized tax benefit was associated with state returns for the 2018 and 2019 tax years that had not been filed as of the filing of the Company's Consolidated Financial Statements as of and for the year ended December 31, 2020 for states that the Company had economic nexus. These state returns were filed during the year ended December 31, 2021, resulting in the release of the reserve in full. The Company recognizes interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. The Company did not recognize interest and penalties expense for the years ended December 31, 2022 and 2021, respectively. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. The Company is subject to taxation in the U.S, various states, and Canada. As of December 31, 2022, the Company’s tax returns remain open and subject to examination by the tax authorities for the tax years 2018 and after.

If amounts are repatriated from our foreign subsidiaries, we could be subject to additional non-U.S. income and withholding taxes. We consider undistributed earnings of such foreign subsidiaries to be indefinitely reinvested.

13.
EQUITY-BASED COMPENSATION

2017 Member Incentive Plan

Prior to the Business Combination, Legacy AdTheorent maintained the Member Incentive Plan (the “2017 Plan”) for its employees and officers. The 2017 Plan provides for granting of equity-based awards at the discretion of the Board of Directors. The equity-based award terms under the 2017 Plan are 10 years. The total number of shares that may be granted by the 2017 Plan is 9,144,532, as adjusted by the Exchange Ratio described below. Legacy AdTheorent had granted both stock options and Restricted Incentive Units (“RIUs”). As of December 31, 2022, 320,976 underlying common shares, adjusted by the Exchange Ratio, were available for grant under the 2017 Plan. Upon closing of the Business Combination, the Company ceased granting awards under the 2017 Plan and, as described below, all awards under the 2017 Plan were converted into awards in the combined entity with the same terms and conditions.

Conversion of Awards

In connection with the Business Combination, the outstanding stock options and RIUs immediately prior to the Closing Date (whether vested or unvested) were converted to stock options (“Exchanged Options”) and RSUs (“Exchanged Units”) in the Company (“Exchanged Awards”) at the Exchange Ratio of 1.563, and the exercise price per stock option decreased proportionately by the same conversion ratio. The Exchanged awards continue to be governed by substantially the same terms and conditions, including vesting conditions, as were applicable to the original awards. See additional discussion on the retroactive application of recapitalization in Note 2 — Summary of Significant Accounting Policies. In connection with the Business Combination, 4,942,875 options to purchase Legacy AdTheorent units were exchanged for 7,726,830 Exchanged Options, with an as-adjusted weighted average exercise price of $0.60 per share. In addition, 541,900 RIUs were exchanged for 847,797 Exchanged Units.

2021 Long-Term Incentive Plan

In connection with the Business Combination, the Board approved the adoption of the 2021 Long-Term Incentive Plan (the “2021 Plan”). The Company’s stockholders adopted the 2021 Plan on December 21, 2021. The 2021 Plan authorizes the Company to issue an initial aggregate maximum number of shares of Common Stock equal to (i) 10,131,638 Shares plus (ii) an increase commencing on January 1, 2023 and continuing annually on the anniversary thereof through January 1, 2031,

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

equal to the lesser of (a) 5% of the total number of shares outstanding on the last day of the preceding calendar year or (b) such smaller number of shares as determined by the Company’s Board of Directors. As of December 31, 2022, equity awards have been granted under the 2021 Plan, and 7,677,848 shares remained available for issuance.

On January 1, 2023, the Company added 4,348,415 shares to the shares available for issuance under the 2021 Plan.

Equity Options

The equity options that have been granted by the Company consist of time based (service condition awards) and performance-based (performance condition awards). The time-based equity options vest 25% each year for four years. The performance-based options are eligible to vest 25% each year subject to the Company meeting certain annual Adjusted Earnings Before Interest, Income Tax, Depreciation and Amortization (“Adjusted EBITDA”) targets. As described below, all performance-based options were vested in full in 2021. For the year ended December 31, 2022, $243 of equity-based compensation expense was recognized related to equity options granted.

The Company received cash in the amount of $459 and $18 from the exercise of equity options for the year ended December 31, 2022 and 2021, respectively. The tax benefit from equity options exercised were $128 and $6 for the year ended December 31, 2022 and 2021, respectively.

During the years ended December 31, 2022 and 2021, the Company did not approve any options to be granted to employees of the Company.

The following summarizes the Company’s equity option plan and the activity for the years ended December 31, 2022 and 2021:

	Equity Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2020	7,769,818	$0.60	6.04
Granted	—	—
Exercised	(33,218)	0.55
Forfeited	(9,770)	0.74
Outstanding at December 31, 2021	7,726,830	$0.60	5.22
Granted	—	—
Exercised	(794,506)	0.58
Forfeited	(16,609)	0.74
Outstanding at December 31, 2022	6,915,715	$0.61	4.67
Vested and exercisable at December 31, 2022	6,854,164	0.61	4.66

The aggregate intrinsic value of options outstanding and vested and expected to vest on December 31, 2022 and 2021 was $36,402 and $40,716, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2022 and 2021 is $4,577 and $177, respectively.

As of December 31, 2022, there was approximately $11 total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.42 years.

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

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

December 22, 2021
Dividend yield	0.00%
Volatility	67.00%
Risk-free rate	1.33%
Term (in years)	6.25

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

Restricted Stock Units (“RSUs”)

On November 3, 2022, the Company granted 70,675 RSUs at a fair value of $2.19 per share to employees and Board members. On April 13, 2022, the Company granted 45,157 RSUs at a fair value of $8.92 per share to employees. On March 11, 2022, the Company granted 3,287,750 RSUs at a fair value of $9.57 per share to employees and Board members.

The vesting conditions for the RSUs are a mix of time-based and performance-based vesting conditions. The RSUs with performance-based vesting conditions are based on achievement of revenue or certain annual Adjusted Earnings Before Interest, Income Tax, Depreciation and Amortization (“Adjusted EBITDA”) targets during the year ended December 31, 2022. No compensation expense was recognized for the RSUs with performance-based vesting conditions for the year ended December 31, 2022 on the basis that achievement of the specified performance targets were not met, and the related RSUs were cancelled effective December 31, 2022. For the year ended, December 31, 2022, $7,044 of equity-based compensation expense was recognized related to time-based RSUs granted in 2022.

On July 28, 2021, the Company granted 541,900 RIUs to employees of the Company at a fair value of $12.43 per unit, subject to the terms and conditions of the Restricted Interest Unit Agreement (“RIU Agreement”). The RIU’s are subject to terms and conditions of the RIU Agreement. The RIUs were converted to 847,797 Exchanged Units with a fair value of $7.95, as adjusted by the Exchange Ratio, and are RSUs in the Company. The RSUs have both service and performance vesting conditions. The awards expire at the earlier of settlement or the tenth anniversary of the grant date. If a participant terminates service, any portion of an RSUs that have not been settled by the Company by the termination date shall be forfeited. For the year ended, December 31, 2022, $3,821 of equity-based compensation expense was recognized related to RSUs granted in 2021.

The RSUs vest upon satisfaction of both the participants’ continued employment and a liquidity event. The RSUs therefore have a service condition and a performance condition that must both be met for the RSUs to vest. The RSUs’ service condition is satisfied 50% as of the first anniversary of the vesting start date and the remaining 50% in four substantially equal installments every three months thereafter (12.5% per quarter, such that the service requirement is fully satisfied on the second anniversary of the vesting start date). The performance condition is met by the completion of a liquidity requirement, which is defined as a sale of the Company or the date that the equity covered by the applicable RSUs are transferable via a sale through the public markets via a national securities exchange. The performance condition was met as part of the Business Combination and the Company recognized “catch-up” compensation expense upon the closing date, to the extent the participants’ service condition was satisfied of $2,529 during the year ended December 31, 2021.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

A summary of the RSU activity for the years ended December 31, 2022 and 2021, is as follows:

	Equity Option Awards	Weighted Average Grant-Date Fair Value per Unit
Nonvested as of December 31, 2020	—	—
Granted	846,797	$7.95
Vested	—	—
Forfeited	—	—
Nonvested as of December 31, 2021	846,797	$7.95
Granted	3,403,582	9.41
Vested	(528,111)	7.95
Forfeited	(158,300)	9.46
Cancellations	(799,287)	9.42
Nonvested as of December 31, 2022	2,764,681	$9.23

As of December 31, 2022, there was $16,324 of total unrecognized compensation expense related to the RSUs, which is expected to be recognized over a weighted average period of 2.5 years.

Employee Stock Purchase Plan

On December 21, 2021, the Company’s stockholders approved the AdTheorent Holding Company, Inc. Employee Stock Purchase Plan (the “ESPP”), in connection with the Business Combination and became effective immediately upon the closing of the Business Combination on December 22, 2021. Under the ESPP, an aggregate of 2,026,328 shares of common stock (subject to certain adjustments to reflect changes in the Company’s capitalization) are reserved and may be purchased by eligible employees who become participants in the ESPP. The purchase price per share of the common stock is the lesser of 85% of the fair market value of a share of common stock on the offering date or 85% of the fair market value of a share of common stock on the purchase date. The first offering period under the ESPP began August 15, 2022. As of December 31, 2022, there were 2,026,328 shares of common stock available for issuance pursuant to the ESPP. The first purchase date is January 14, 2023. Pursuant to the ESPP, on January 1, 2023, the Company added 869,863 shares available for issuance.

Total compensation expense related to the ESPP was $80 for the year ended December 31, 2022, classified within each applicable operating expense category on the accompanying Consolidated Statements of Operations and in the equity-based compensation table below.

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

Equity-Based Compensation Expense

The following table summarizes the total equity-based compensation expense included in the Consolidated Statements of Operations:

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

	Year Ended December 31,
	2022	2021
Platform operations	$1,793	$295
Sales and marketing	3,630	1,786
Technology and development	1,826	531
General and administrative	3,939	3,211
Total equity-based compensation expense	$11,188	$5,823

The estimated income tax benefit of equity-based compensation expense included in the provision for income taxes were approximately $3,106 and $385 for the year ended December 31, 2022 and 2021, respectively. No equity-based compensation costs were capitalized in any period.

14.
EQUITY

The Company retroactively restated for the Business Combination as described in Note 2 –Summary of Significant Accounting Policies. As such, at December 31, 2022 and 2021, the Company had authorized a total of 370,000,000 shares for issuance with 350,000,000 shares designated as Common Stock and 20,000,000 shares designated as preferred stock.

The Company’s common shareholders are entitled to one vote per share power for the election of the Company directors and all other matters submitted to a vote of stockholders of the company. Additionally, the Company’s common shareholders will be entitled to receive dividends when, as and if declared by the Company Board, payable either in cash, in property or in shares of capital stock, after payment to any Company preferred shareholders having preference, if any. Out of the authorized Common Stock shares, 86,968,309 were issued and outstanding as of December 31, 2022. As of December 31, 2021, the Company’s common shares issued and outstanding were 85,743,994.

The Company Board is authorized to issue shares of preferred stock, without stockholder approval, with such designations, voting and other rights and preferences as they may determine. As of December 31, 2022 and 2021, there were no shares of preferred stock issued and outstanding.

15.
SELLER'S EARN-OUT

The total fair value of the Seller’s Earn-Out is $42,900 as of the Closing Date, the date of initial measurement. The Seller’s Earn-Out is allocated pro-rata based on the number of shares Legacy AdTheorent equity holders have in the Company, the number of Exchanged Options and the number of Exchanged Units as of the date of the Closing Date. The allocation is subject to change if any unvested Exchanged option or Exchanged Unit holders as of the Closing Date forfeit their awards in the future. As of the Closing Date, after conversion at the applicable Exchange Ratio, there were 59,882,523 shares belonging to Legacy AdTheorent equity holders and 8,573,627 Exchanged Option and Exchanged Unit holders, of which 6,089,420 were vested Exchanged Options, eligible to the Seller’s Earn-Out. As of December 31, 2022, 8,176,781 of these Exchanged Options were vested.

The estimated fair value of the Seller’s Earn-Out was determined using a Monte Carlo simulation valuation model using the most reliable information available. The Seller’s Earn-Out was subsequently revalued using the same valuation technique as of December 31, 2022 and 2021, for the Seller's Earn-Out equity holders and vested Exchanged Option holders as of the Closing Date, to fair value their respective portion of the award. Assumptions used in the valuation were as follows:

	As of December 31,
	2022	2021
Stock price	$1.66	$5.87
Dividend yield	0.00%	0.00%
Volatility	75.00%	67.90%
Risk-free rate	4.37%	0.96%
Forecast period (in years)	1.98	2.98

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

Seller’s Earn-Out to equity holder and vested Exchanged Options as of the Closing Date:

The Seller’s Earn-Out is recorded on the Consolidated Balance Sheet as a non-current liability since the expected date of achievement based on the valuation model is over twelve months as of December 31, 2022. The following table presents activity for the Seller's Earn-Out measured using the Monte Carlo model, described above, as of December 31, 2022 and 2021:

Seller's Earn-Out
Fair value as of December 30, 2020	$—
Initial measurement on December 22, 2021	41,480
Change in valuation inputs or other assumptions	(23,399)
Balance at December 31, 2021	$18,081
Change in fair value	(17,308)
Balance at December 31, 2022	$773

Seller’s Earn-Out to Exchanged Option and Exchanged Unit holders:

The Seller's Earn-out to unvested Exchanged Option and Exchanged Unit holders as of the Closing Date was valued as of December 22, 2021, the grant date, and was approximately $889 and $531, respectively, which was recorded as share-based compensation over the longer of the derived service period or service condition of the underlying unvested Exchanged Option and Exchanged Unit. As of the Business Combination on December 22, 2021, the requisite service period for both the average unvested Exchanged Option and Exchanged Unit was 0.71 years. For the year ended December 31, 2022 and 2021, there was approximately $1,364 and $55 recorded in share-based compensation related to the Seller’s Earn-Out to Exchanged Option and Exchanged Unit holders. As of December 31, 2022, the compensation expense was fully recognized.

16.
WARRANTS

Following the consummation of the Business Combination, holders of the Public Warrants and Private Placement Warrants are entitled to acquire Common Stock of the Company. The warrants became exercisable on March 2, 2022, which was the later of 12 months from the closing of the MCAP's initial public offering and 30 days after the closing of the Business Combination. Each whole warrant entitles the registered holder to purchase one share of Common Stock at an exercise price of $11.50 per share. The Public Warrants and Private Placement Warrants will expire five years after the completion of the Business Combination.

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

Public Warrants and Private Placement Warrants are liability-classified. The following table summarizes the number of outstanding Public Warrants and Private Placement Warrants and the corresponding exercise price:

	As of December 31,
	2022	2021	Exercise Price	Expiration Date
Public Warrants	10,541,657	10,541,667	$11.50	December 21, 2026
Private Placement Warrants	5,432,237	5,432,237	$11.50	December 21, 2026

Of the 5,432,237 Private Placement Warrants, 551,096 warrants are held in escrow subject to earn-out targets (“Escrow Warrants”). The Escrow Warrants will be released if the VWAP of the Company’s Common Stock equals or exceeds $14.00 per share for any 20 trading days within any consecutive 30 trading day period on or before the 3rd anniversary of the Business Combination closing.

Measurement of Public Warrants

The Public Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of December 31, 2022 and 2021, respectively, is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ADTHW. There were 10 warrants exercised for the year ended December 31, 2022.

Measurement of Private Warrants

The Private Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of December 31, 2022 and 2021, respectively, is classified as Level 2. A Monte Carlo simulation model is used to determine fair value.

The key inputs into the Monte Carlo simulation model for the Private Placement were as follows:

	As of December 31, 2022	As of December 31, 2021
Risk-free interest rate	4.07%	1.25%
Dividend yield	0.00%	0.00%
Expected term (years)	3.98	4.98
Expected Volatility	69.50%	35.30%
Exercise Price	$11.50	$11.50
Stock Price	$1.66	$5.87

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

Warrant liability

On December 31, 2022, the Public Warrants and Private Placement Warrants outstanding were determined to be $0.10 and $0.23 per warrant, respectively. On December 31, 2021, the Public Warrants and Private Placement Warrants outstanding were determined to be $0.68 and $0.92 per warrant, respectively.

The following table presents the changes in the fair value of the Public and Private Placement Warrants:

	Public Warrants	Private Placement Warrants	Total Warrant Liabilities
Fair value as of December 30, 2020	$—	$—	$—
Initial measurement on December 22, 2021	9,171	9,778	18,949
Change in valuation inputs or other assumptions	(2,003)	(4,780)	(6,783)
Fair value as of December 31, 2021	$7,168	$4,998	$12,166
Change in valuation inputs or other assumptions	(6,114)	(3,754)	(9,868)
Fair value as of December 31, 2022	$1,054	$1,244	$2,298

17.
FAIR VALUE MEASUREMENTS

The following table summarizes our liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment in SymetryML Holdings(2)	$—	$—	$789	$789
Total assets	$—	$—	$789	$789
Liabilities:
Public warrants(1)	$1,054	$—	$—	$1,054
Private placement warrants(1)	—	1,244	—	1,244
Seller's Earn-Out(1)	—	—	773	773
Total liabilities	$1,054	$1,244	$773	$3,071

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

(1)
Refer to Note 15 — Seller's Earn-Out and Note 16 — Warrants for further information about the initial and subsequent measurement, including significant assumptions and valuation methodologies of these instruments.
(2)
Refer to Note 19 — SymetryML and SymetryML Holdings below for further information about the initial measurement, including significant assumptions and valuation methodologies of this investment.

The following table presents a rollforward of the Company's assets and liabilities classified as Level 3 for the year ended December 31, 2022 and 2021:

	Investment in SymetryML Holdings	Seller's Earn-Out Liability
Balance as December 31, 2020	$—	$—
Additions	—	41,480
Measurement adjustments	—	(23,399)
Balance as December 31, 2021	$—	$18,081
Additions	861	—
Measurement adjustments	(72)	(17,308)
Balance as of December 31, 2022	$789	$773

18.
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

	Year Ended December 31,
	2022	2021
Net income attributable to AdTheorent Holding Company, Inc.	$29,338	$26,203

Weighted-average common shares outstanding - basic	86,222,972	60,510,847
Effect of dilutive equity-based awards	6,398,850	7,431,576
Weighted-average common shares outstanding - diluted	92,621,822	67,942,423

Earnings per share:
Basic	$0.34	$0.43
Diluted	$0.32	$0.39

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net income per Common Stockholder because their impact would have been anti-dilutive for the period presented or their contingency conditions were not met:

	As of December 31,
	2022	2021
Stock options	798,825	549,623
Restricted Stock Units	2,487,590	592,425
Public Warrants	10,541,657	10,541,667
Private Placement Warrants (1)	5,432,237	5,432,237
Seller's Earn-Out	6,785,714	6,785,714
Sponsor Earn-Out	598,875	598,875
Total	26,644,898	24,500,541

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

SymetryML Holdings and SymetryML was ultimately deconsolidated as of March 31, 2022 through a series seed preferred financing transaction (“Deconsolidation”), resulting in a gain of $1,939, of which $541 related to the remeasurement of the retained noncontrolling investment to fair value. The gain of $1,939 has been recorded separately on the Company’s Condensed Consolidated Statements of Operations for the year ended December 31, 2022.

The following table shows the amounts related to the accounting for the Deconsolidation:

Year Ended December 31, 2022
Fair value of consideration received	$—
Fair value of retained noncontrolling interest	861
Carrying amount of deconsolidated noncontrolling interest	2,372
Less: Carrying amount of deconsolidated net assets	(1,294)
Gain on Deconsolidation	$1,939

The Deconsolidation resulted in the removal of the noncontrolling interest presentation and therefore there is no noncontrolling interest as of December 31, 2022. As of December 31, 2021 prior to the Deconsolidation, 41% of the total equity interests of SymetryML Holdings were owned by noncontrolling interests.

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

Retained Fair Value Option Investments in SymetryML and SymetryML Holdings

For its retained noncontrolling investment in SymetryML Holdings, the Company has made an irrevocable election to account for its investment at fair value with changes in fair value reported in earnings. The Company elected to apply fair value accounting to the retained investments in SymetryML Holdings because the Company believes that fair value is the most relevant measurement attribute for these investments, as well as to reduce operational and accounting complexity. The Company’s election to apply fair value accounting to these investments may cause fluctuations in the Company’s earnings from period to period. The fair value of the Company’s retained investment was $789 and $0 as of December 31, 2022 and December 31, 2021, respectively.

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

SAFE Notes

During the year ended December 31, 2022 and December 31, 2021, the Company raised $200 and $1,700, respectively, to fund Symetry operations, by entering into Simple Agreements for Future Equity Notes (“SAFE Notes”) with several parties. As a result of the series seed preferred financing transaction, all outstanding SAFE Notes converted to series seed preferred stock in SymetryML, Inc. on March 31, 2022 in accordance with the existing terms of the SAFE Notes.

20.
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

Lease expense is allocated to Operating expense categories (Platform operations, Sales and marketing, Technology and development, General and administrative) in the Condensed Consolidated Statements of Operations in proportion to headcount in each of these categories. The components of lease expense for the year ended December 31, 2022 were as follows:

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

Year ended December 31, 2022
Operating Lease Cost	$989
Short Term Lease Cost	$207
Variable Lease Cost	$—

Supplemental cash flow information related to the Company’s operating leases for the were as follows:

December 31, 2022
Operating cash flows used for operating leases	$1,382
Right-of-use assets obtained in exchange for new operating lease obligations	$214

Supplemental balance sheet information related to the Company’s operating leases as of December 31, 2022 were as follows:

December 31, 2022
Weighted average remaining lease term (years)	5.59
Weighted average discount rate (%)	3.25%

Approximate future minimum lease payments for the Company’s operating leases are as follows as of December 31, 2022:

Year ended December 31,
2023	$1,484
2024	1,441
2025	1,433
2026	1,415
2027	1,364
Thereafter	1,023
Total operating lease payments	8,160
Less: Imputed interest	(694)
Total	$7,466

In connection with several lease agreements, the Company maintains letters of credit in the total amount of approximately $983 as of both December 31, 2022 and 2021.

Additionally, the Company has entered into certain leases that are 12 months or less. Rent expense for these locations totaled approximately $207 and $76 for the years ended December 31, 2022 and 2021, respectively. No sublease income was recognized for the years ended December 31, 2022 and 2021.Total net rent expense for the years ended December 31, 2022 and 2021 was $1,196 and $3,241, respectively.

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

21.
COMMITMENTS AND CONTINGENCIES

Petition Filed for Authorization of Common Stock

On February 21, 2023, the Company filed a petition in the Delaware Court of Chancery (the “Court of Chancery”) pursuant to Section 205 of the General Corporation Law of the State of Delaware (the “DGCL”), seeking validation of an

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

amendment to its certificate of incorporation increasing the authorized common stock of the Company (as further described below) and the shares issued pursuant thereto.

At a special meeting of the stockholders of the Company held on December 21, 2021 (the “Special Meeting”), a majority of the then-outstanding shares of the Company’s Class A common stock and Class B common stock, voting as a single class, voted to approve the Company’s Second Amended and Restated Certificate of Incorporation, which, among other things, increased the authorized shares of the Company’s Class A common stock from 200,000,000 to 350,000,000 shares of common stock (eliminating its Class B common stock and renaming Class A common stock as “common stock”) (the “Authorized Share Charter Amendment”).

A recent decision of the Court of Chancery has created uncertainty regarding the validity of the Authorized Share Charter Amendment and whether a separate vote of the majority of the then-outstanding shares of the Company’s Class A common stock would have been required under Section 242(b)(2) of the DGCL.

The Company continues to believe that a separate vote of the Company’s Class A common stock was not required to approve the Authorized Share Charter Amendment. To date, no stockholder has given the Company notice of any allegations that the Company’s shares are unauthorized.

If the Company is not successful in the Section 205 proceeding, the uncertainty with respect to the Company’s capitalization resulting from the Court of Chancery’s decision referenced above could have a material adverse effect on the Company, including its ability to complete financing transactions, until the underlying issues are definitively resolved. This uncertainty could impair the Company’s ability to execute its business plan, attract and retain employees, management and directors and adversely affect its commercial relationships.

Palantir Foundry Agreement

Effective as of July 1, 2021, the Company entered into a subscription agreement with Palantir Technologies to utilize Palantir’s Foundry platform, which is a data integration and management platform consisting of a suite of analytical tools and operational applications for business users. The Company plans to leverage Foundry to deliver data driven insights and products to end users in a more operational and cost-efficient manner. Pursuant to the agreement, the subscription and related professional services will be provided through June 30, 2026 at a quarterly fee of $1,000.

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

The Company did not have any customer whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

At December 31, 2022 and 2021, one single customer represented approximately 6% and 6% of accounts receivable, respectively. At December 31, 2022 and 2021, five customers represented approximately 21% and 24% of accounts receivable, respectively.

For the year ended December 31, 2022, five customers represented approximately 21% of revenue. For the year ended December 31, 2021, five customers represented approximately 25% of revenue.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

Concentration of Credit

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. The Company also places its cash with some foreign financial institutions and these deposits may at times be in excess of insured limits. As of December 31, 2022 and 2021, the Company had balances of $72,010 and $99,587 in excess of the FDIC insured limits, respectively. The Company reduces exposure to credit risk by maintaining cash deposits with major financial institutions. The Company has not experienced any losses on these accounts and conclude the credit risk to be minimal.

23.
RELATED PARTY TRANSACTIONS

Legacy AdTheorent was in a Transaction Services Agreement and a Professional Services Agreement with H.I.G. Capital LLC (“H.I.G. Capital”), the majority member of the Company. H.I.G. Capital provides management services to the Company for an annual management fee of $870, invoiced on a quarterly basis. The Company recognized management fees of $0 and $871 for the years ended December 31, 2022 and 2021, respectively. Additionally, under these agreements, the Company recognized supplemental fees to H.I.G. Capital of $4,736 for the year ended December 31, 2021. There were no amounts remaining outstanding as of December 31, 2022 and 2021.

The Transaction Services Agreement and Professional Services Agreement was terminated effective December 22, 2021 upon the Business Combination.

24.
EMPLOYEE SAVINGS

The Company offers its employees a savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby employees may contribute a percentage of their compensation, not to exceed the maximum amount allowable under the Code. The Company made matching contributions of $1,556 and $1,317 for the years ended December 31, 2022 and 2021, respectively, to its employee savings plan.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are transacted in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements

Our management, under the supervision of our Principal Executive Officer and Principal Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2022. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Item 9B. Other Information.

Not applicable.

Item 9C. Information Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Directors

The following table presents information concerning our board of directors:

Name	Age	Position
James Lawson	50	Chief Executive Officer and Director
Eric Tencer	44	Chairperson and Director
John Black	59	Director
Richard Boghosian	35	Director
Kihara Kiarie	48	Director
Vineet Mehra	44	Director
Danielle Qi	38	Director
Ben Tatta	57	Director
Zia Uddin	51	Director

James Lawson is currently the Chief Executive Officer and a member of the Board. Mr. Lawson has served as a member of the board of directors of Legacy AdTheorent (as defined below) since its inception in February 2012. From February 2012 to December 2017, Mr. Lawson served as a Managing Partner and Chief Legal Officer of Legacy AdTheorent. Prior to becoming Chief Executive Officer in January 2019, Mr. Lawson served as Chief Operating Officer and General Counsel from January 2018 to December 2018. Mr. Lawson previously served on the board of directors of Barometric from April 2018 to November 2018. Mr. Lawson has been a member of the Board of Mogility Capital, LLC, with respect to Mogility Capital Fund I, L.P., an early-stage venture capital fund and lead investor in Legacy AdTheorent, since 2010, and has been a member of the board of directors of The Ticket Chest Corp. since 2000. Previously, Mr. Lawson served as General Counsel and executive-level management to VC-backed and publicly traded companies, including Augme Technologies, Inc., a publicly traded mobile marketing technology services provider, and Interactions, LLC, a leading communications technology and service provider. Mr. Lawson was also a Co-Founder of Augme Mobile, an integrated mobile marketing technology platform. Mr. Lawson structured and effectuated the sale of Augme to publicly-traded Modavox, Inc. Following the sale, Mr. Lawson joined the acquiring company (renamed Augme Technologies, Inc.) where he served as its General Counsel and Chief Legal Officer for the 12-month period following the acquisition. Prior to becoming involved in forming and operating new technology ventures, Mr. Lawson practiced business law as a Partner in the Washington, D.C. office of the law firm McDermott, Will & Emery, LLP, focusing on financial services and healthcare enterprises. Prior to that, Mr. Lawson was an Associate in the Chicago office of Sonnenschein, Nath & Rosenthal in the firm’s Executive Compensation & Employee Benefits practice, and before that he was an Associate in the Chicago office of Ross & Hardies, LLP (now McGuire Woods, LLP) in the firm’s Labor & Employment practice. Given Mr. Lawson’s history with Legacy AdTheorent, including serving in the roles of Chief Executive Officer, Chief Operating Officer, General Counsel, Managing Partner and Chief Legal Officer, as well as his experience serving as a member of its board of directors as well as his other board service and executive-level management roles, we believe that Mr. Lawson is uniquely qualified to serve as a member of our Board.

Eric Tencer is a Managing Director at H.I.G. Growth Partners and has served on Legacy AdTheorent’s Board since 2016. Mr. Tencer focuses on growth equity and buyout investments in SaaS software, internet & digital media and technology-enabled business services where he is responsible for sourcing, executing, and monitoring investments. In addition to serving on AdTheorent’s Board, Mr. Tencer is currently a member of the Boards of Suzy, Inc. and AdTheorent’s subsidiaries, AdTheorent Intermediate Holding Corporation, AdTheorent Acquisition Corporation, AdTheorent Canada, Inc., SymetryML Holdings, LLC, SymetryML, Inc., and SymetryML Canada Inc. Mr. Tencer has served on the Boards of Directors of Escalate since 2012, Boostability since August 2014, CDI-Troxell Majority Parent, LLC since August 2018, Eruptr since September 2018, CarltonOne since September 2019, and Suzy, Inc since July 2021. Previously, Mr. Tencer served on the Boards of Directors of Community Intervention Services from 2015 to 2021, Go2mobi from 2015 to 2020, Centerfield Media from 2015 to 2019, Just Home Healthcare Services from 2017 to 2019, and Integrity Nutraceuticals from 2014 to 2018. Prior to joining H.I.G. in April 2011, Mr. Tencer was a Principal with The Mustang Group, a private equity firm focused on leveraged buyouts and growth equity investments in business services, interactive media, consumer and manufacturing companies. Mr. Tencer began his career in investing at Arcadia Partners, a venture capital firm focused on education and training related business service companies. Mr. Tencer began his career at Bain & Company, where he helped lead initiatives for consumer, retail, healthcare and manufacturing businesses evaluating new product introductions, analyzing pricing programs, creating business unit growth plans, developing supply chain strategies and conducting due diligence for acquisitions. Mr. Tencer received his Bachelor of Science degree in Economics from Duke University and received an M.B.A. from Harvard Business School. Mr. Tencer’s experience working with companies in a wide range of industries, including the software, digital media and technology-enabled business services sectors and knowledge of complex financial matters provides him with valuable and relevant experience in strategic planning, corporate finance, financial reporting, and leadership of complex organizations, providing him with the qualifications and skills to serve as a director.

John Black currently serves on our Board of Directors and is a member of the Nominating and Corporate Governance Committee. Most recently, he was a Senior Advisor with H.I.G. Capital, LLC following his role as the Head of H.I.G. Growth Equity, H.I.G. Capital’s dedicated growth equity investment group, since he led its formation in 2010. Prior to his role as Head of H.I.G. Growth Equity, he was a Managing Director in H.I.G.’s lower middle market buyout funds, which he joined in 1996. Mr. Black served on the investment committees for funds in several of H.I.G.’s investment strategies, including growth equity and lower middle market buyouts, and H.I.G. Realty Partners, the firm’s real estate investment platform, since its inception. Mr. Black opened the firm’s Boston office in 2002. During his tenure at H.I.G., Mr. Black played senior roles in many of the firm’s investments in a wide range of industries, including e-commerce, technology, software, digital adtech, media, healthcare, consumer, and business service companies. Prior to H.I.G., Mr. Black was a senior professional with several leading firms working with lower middle market businesses to identify and implement operational initiatives to enable the businesses to realize their full growth potential. Mr. Black has held several executive level management positions, including Chief Operating Officer and Chief Financial Officer. Mr. Black began his career in the Corporate Finance Group at Ernst & Young. Mr. Black received his Bachelor of Arts in Applied Mathematics from Harvard University. Mr. Black serves on the Board of Lulus Fashion Lounge Holdings, Inc. (Nasdaq: LULU) where he serves on its Audit Committee and is the Chair of its Nominating and Corporate Governance Committee.

Richard Boghosian has served as a member of our board of directors since December 2021. He joined Cohere Capital as a Principal in September 2022. Prior to this, he was a Principal at H.I.G. Growth Partners from 2015 to 2022 and was involved with Legacy AdTheorent since H.I.G.’s investment in 2016. Mr. Boghosian focuses on lower middle market and growth equity investment opportunities across the technology, media, and tech-enabled services sectors. Prior to H.I.G., Mr. Boghosian worked at BB&T Capital Markets, advising on numerous M&A and equity capital markets transactions primarily in the retail and consumer sector. He began his career at State Street Corporation within enterprise risk management. Mr. Boghosian received a Bachelor of Business Administration from The George Washington University. Previously, Mr. Boghosian served on the Boards of Directors of Forte Veterinary from January 2018 to January 2019, Centerfield Media from September 2018 to December 2019, Trox/CDI from March 2019 to April 2020, Telescope from January 2019 to August 2021, CarltonOne from January 2019 to June 2022, Funambol from May 2021 to June 2022, and Troy PM Parent, LLC (dba Pinnacle GI Partners) from August 2021 to June 2022. Mr. Boghosian’s experience working with companies in a wide range of industries, including the technology, media, and technology-enabled services sectors and knowledge of complex financial matters provides him with valuable and relevant experience in strategic planning, corporate finance, financial reporting, and leadership of complex organizations, and provides him with the qualifications and skills to serve as a director.

Kihara Kiarie has served a member of our board directors since December 2021. He has spent the vast majority of his career in finance and private equity with over $20 billion of direct principal investing experience and extensive corporate financial management responsibility with public and private companies. Mr. Kiarie is currently the Chief Financial Officer of Bloomberg Media, beginning in August 2021. Prior to Bloomberg, Mr. Kiarie was the Chief Financial Officer—Media at Geller & Company, from June 2020 to August 2021. Mr. Kiarie was the Chief Investment Officer at Media Development Investment Fund from February 2018 to June 2020. From February 2013 to May 2016, Mr. Kiarie was Chief Financial Officer of Revolt Media & TV. Mr. Kiarie is currently an independent board member of Somos, Inc. (fka SMS/800, Inc.), where he serves as the chairman of the Investment Committee, and also serves on the Audit Committee and Nomination and Governance Committee. Mr. Kiarie has been an independent board member of Somos, Inc. since 2015. Mr. Kiarie was a board member of Eurozet (Poland) from 2019 to 2020. Mr. Kiarie was a board member of Colad (Brazil) from 2018 to 2020. Mr. Kiarie was a board member of Josh Talks (India) in 2020. Mr. Kiarie earned a BA in Economics with high honors from Dartmouth College and an MBA from Harvard Business School where he was a Bert King Fellow. Mr. Kiarie’s experience in finance and private equity, as well as in leadership roles in a wide range of industries, provide him with the valuable and relevant experience, qualifications, and skills to serve as a director and make him a great asset to our board.

Vineet Mehra has served a member of our board directors since December 2021. He is a business leader that has lived in and led diverse teams across North America, Europe, Asia and South America. Mr. Mehra is currently Chief Growth, Product, and CX Officer at Good Eggs, beginning in March 2021. From January 2019 to March 2021, Mr. Mehra was Global Chief Marketing Officer for Walgreens Boots Alliance, where he was responsible for laying out the vision and strategic direction for all of WBA’s marketing activities. Before WBA, Mr. Mehra was Global Chief Marketing Officer for

Ancestry.com, from 2017 to 2019. Prior to Ancestry, from 2013 to 2017, Mr. Mehra held leadership positions at Johnson & Johnson including Global President—Baby Care and Global President—Marketing Services. Mr. Mehra is also Board Chairman for Effie Worldwide’s board of directors, elected in June 2019 and having been a member of the board of directors since April 2017. Mr. Mehra was named by Forbes as one of the world’s Top 50 CMOs, recognized by AdWeek as one of the Top 20 Tech-Driven CMOs, honored with the Top 40 under 40 award by both Ad Age and P&G’s Alumni Association, Chair of the Jury for the Global Media Awards, and an Invited Speaker at the Cannes Lions Festival of Creativity. Mr. Mehra’s experience as an executive level manager and in leadership roles in a wide range of industries and business situations provide him with the valuable and relevant experience, qualifications, and skills to serve as a director on our board.

Danielle Qi is a Managing Director at H.I.G. Growth Partners and has served on Legacy AdTheorent’s Board since December 2016. Ms. Qi has served as an investment professional at H.I.G. since July 2015, focusing primarily on the technology-enabled services, internet, media, and consumer sectors. In addition to serving on AdTheorent’s Board, Ms. Qi is currently a member of the Board of AdTheorent’s subsidiaries AdTheorent Intermediate Holding Corporation and AdTheorent Acquisition Corporation. Prior to joining H.I.G., Ms. Qi was with Alliance Holdings, a private equity firm focused on lower middle market companies in a wide range of industries. Previously, Ms. Qi co-founded Veritat Advisors, a financial advisory firm and technology platform acquired by LPL Financial. She began her career at McKinsey & Company, consulting to Fortune 500 companies in variety of industries, including financial services, health care, and media. Ms. Qi has served on the board of directors of Lulus Fashion Lounge (Nasdaq: LULU) since July 2015 and on the board of directors of Parachute Home, Cuyana and GLD since May 2021. Ms. Qi received a B.S. in Economics from the Wharton School and B.A. in History from the University of Pennsylvania and an M.B.A. from the Kellogg School of Management at Northwestern University. Ms. Qi’s experience working with companies in a wide range of industries, including the internet, consumer, media, and technology-enabled services sectors and knowledge of complex financial matters provides her with valuable and relevant experience in strategic planning, corporate finance, financial reporting, and leadership of complex organizations, and provides her with the qualifications and skills to serve as a director.

Ben Tatta has served a member of our board directors since December 2021. He is an accomplished media executive with over 25 years of experience in all facets of media including content/programming, advertising, sales, marketing, technology, data, measurement and analytics. In his current role as President of Standard Media Index (“SMI”), which he has held since July 2020, Mr. Tatta has full operational and profit and loss responsibility for the company in addition to leading growth initiatives and strategic partnerships. Prior to SMI, he was co-founder and President of advanced TV analytics firm 605, where he was instrumental in both the formation and growth of the company into one of the top media analytics and attribution companies in the industry, from June 2016 to November 2019. Prior to 605, Ben served as President of the media division of Cablevision Systems Corporation from March 2006 to June 2016, driving unprecedented growth through the first system-wide deployment of addressable advertising and launch of advanced audience measurement and analytics capabilities. Prior to Cablevision, Mr. Tatta held senior leadership positions at several blue-chip companies including USA Networks/IAC, ABC, IBM, Lagardere, and GSI Commerce/eBay. Mr. Tatta has been a board member of Glidr since June 2019. He received a B.A. in Economics from Villanova University. Mr. Tatta’s experience as a media executive and broad range of leadership roles provide him with the valuable and relevant experience, qualifications, and skills to serve as a director on our board.

Zia Uddin is currently President of Monroe Capital and is a member of Monroe Capital’s various investment committees. Mr. Uddin joined Monroe Capital in 2007 and is portfolio manager of several institutional direct lending investment vehicles. Mr. Uddin also focuses on Monroe Capital’s investments in software, technology and technology-enabled business services companies. He is also actively involved in Monroe Capital’s growth equity and buyout investments, including SPACs. He works extensively with management, private equity sponsors and privately held owners of businesses. Mr. Uddin has experience as a member of the board of directors of several companies in a variety of industries. Mr. Uddin has approximately 30 years of private equity, management consulting, corporate finance, investing and turnaround experience at various firms. Mr. Uddin earned his M.B.A. from The University of Chicago Graduate School of Business and a B.S. from University of Illinois. He is a CFA charter holder and is a non-practicing CPA. Mr. Uddin’s experience in private equity, management consulting, corporate finance and investing and his experience serving on boards of directors of several companies in a variety of industries provides him with valuable and relevant experience in growth strategies, financing and management, and provides him with the qualifications and skills to serve as a director

Information about our Executive Officers

The following table presents information concerning our Executive Officers:

Name	Age	Position
James Lawson	50	Chief Executive Officer and Director
William Todd	50	Chief Revenue Officer
Patrick Elliott	43	Chief Financial Officer
Andrew L. Anderson	53	Chief Technology Officer

See above for James Lawson’s biography

William Todd is currently Chief Revenue Officer of AdTheorent and has been in that role since January 2019. Prior to this Mr. Todd worked at Conversant Media (formerly known as ValueClick) from May 2001 until December 2018, where he held multiple leadership positions. These positions include: Executive Vice President (December 2014 – December 2018), President (January 2012 – November 2014), General Manager (October 2008 – December 2011), Senior Vice President of Sales and Marketing (January 2004 – September 2008), and Vice President of Sales (May 2001 – December 2003). Mr. Todd holds a Bachelor of Science degree in Business Management from St. John’s University.

Patrick Elliott is currently Chief Financial Officer of AdTheorent and has been in that role since January 2023. Prior to joining the AdTheorent and since December 2021, Mr. Elliott has served as Senior Vice President of Finance at Skillsoft Corp, an educational technology company. Mr. Elliott previously served as Vice President at Maxar Technologies a space technology and intelligence company, from October 2012 to December 2021. Mr. Elliott was an equity analyst at Ivory Capital from 2006 to 2012 and began his career in public accounting at Ernst and Young LLP from 2004 until 2006. Mr. Elliott holds a Bachelor of Arts from the University of California, Berkeley.

Andrew L. Anderson is currently Chief Technology Officer of AdTheorent and has been in that role since joining Legacy AdTheorent in January 2018. Prior to his current role, Mr. Anderson served as Senior Vice President of AdTheorent, Inc., one of our subsidiaries, from February 2017 to January 2018. Before this, Mr. Anderson served as Vice President of Platform Development at AdTheorent, Inc., from August 2014 to February 2017. Mr. Anderson holds a Bachelor’s degree in Technology from University of North Florida.

Family Relationships

There are no family relationships between any of our executive officers and directors.

Code of Business Conduct and Ethics

Our code of business conduct and ethics, which applies to all executive officers, directors and employees, codifies the business and ethical principles that govern all aspects of our business. We will provide, without charge, upon request, copies of the code of business conduct and ethics. The code of business conduct and ethics is also available on our website.

Board Committees of the Company’s Board of Directors

Our Board has established: an audit committee; a nominating and corporate governance committee; and a compensation committee. In addition, from time to time, special committees may be established under the direction of our Board when necessary to address specific issues. Copies of each board committee’s charter are posted on our website.

Audit Committee Information

Our audit committee consists of Kihara Kiarie, Ben Tatta, and Zia Uddin. Under Nasdaq Global Market listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Kihara Kiarie, Ben Tatta, and Zia Uddin each meet the independent director standard under the Nasdaq Global Market listing standards and under Rule 10A-3(b)(1) of the Exchange Act, and Kihara Kiarie will serve as chairperson of the audit committee

Each member of the audit committee is financially literate, and our Board has determined that Kihara Kiarie qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Our Board has adopted an audit committee charter, which details the principal functions of the audit committee, including:

•
the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by the Company;
•
pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by the Company, and establishing pre-approval policies and procedures;
•
reviewing and discussing with the independent auditors all relationships the auditors have with the Company in order to evaluate their continued independence;
•
setting clear hiring policies for employees or former employees of the independent auditors;
•
setting clear policies for audit partner rotation in compliance with applicable laws and regulations obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
•
reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to the Company entering into such transaction; and reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding the financial statements or accounting policies of MCAP Acquisition Corporation (“MCAP”) and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Nominating and Corporate Governance Committee Information

Our nominating and corporate governance committee consists of Vineet Mehra and John Black. Under the Nasdaq Global Market listing standards and applicable SEC rules, our nominating and corporate governance committee must consist of all independent members. Vineet Mehra and John Black meet the independent director standard under the Nasdaq Global Market listing standards, and John Black will serve as chairperson of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee is to assist the Board in:

•
identifying, screening and reviewing individuals qualified to serve as directors and recommending to the Board candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the Board;
•
developing, recommending to the Board and overseeing implementation of our corporate governance guidelines;
•
coordinating and overseeing the annual self-evaluation of the Board, its committees, individual directors and management in the governance of the company; and
•
viewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

Guidelines for Selecting Director Nominees

The nominating and corporate governance committee will recommend to the Board candidates for nomination for election at the annual meeting of the stockholders.

Our nominating and corporate governance committee will recommend to the Board candidates for nomination who have a high level of personal and professional integrity, strong ethics and values and the ability to make mature business judgments. In general, in identifying and evaluating nominees for director, our Board considers experience in corporate management such as serving as an officer or former officer of a publicly held company, experience as a board member of another publicly held company, professional and academic experience relevant to our business, leadership skills, experience in finance and accounting or executive compensation practices, whether candidate has the time required for preparation, participation and attendance at Board meetings and committee meetings, if applicable, independence and the ability to represent the best interests of our stockholders.

In addition, our Board and nominating and corporate governance committee will consider a candidate’s diversity of gender, race, ethnicity, age sexual orientation and gender identity. Our corporate governance guidelines specifically denote that no nominee to our Board will be discriminated against on the basis of race, gender, religion, national origin, sex, sexual orientation disability or any other basis proscribed by law.

Item 11. Executive Compensation.

This section provides an overview of our executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

For the year ended December 31, 2022, our named executive officers (“NEOs”) were the following individuals:

•
James Lawson, Chief Executive Officer
•
William Todd, Chief Revenue Officer
•
Charles Jordan, Former Chief Financial Officer*

*Mr. Jordan resigned from his position as Chief Financial Officer effective January 30, 2023 and Patrick Elliott was appointed to serve as Chief Financial Officer effective January 30, 2023.

The following table sets forth information concerning the compensation of the named executive officers for the year ended December 31, 2021 and December 31, 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Non-Equity Incentive Plan Compensation Option Awards ($) (2)	All Other Compensation ($) (3)	Stock Awards ($) (4)	Total ($)
James Lawson	2021	450,000	2,250,000	322,500	11,600	2,895,833	5,929,933
Chief Executive Officer	2022	465,000	—	363,115	12,200	2,801,110	3,641,425
William Todd	2021	360,000	325,000	320,760	11,600	—	1,017,360
Chief Revenue Officer	2022	375,000	—	330,520	12,200	560,228	1,277,948
Charles Jordan	2021	327,500	450,000	180,000	11,600	—	969,100
Former Chief Financial Officer	2022	340,000	—	156,178	12,200	455,187	963,565

(1)
The amounts reported in the Bonus column reflect bonuses paid in connection with the closing of the Business Combination.
(2)
The amounts reported in the Incentive Plan Compensation column reflect bonuses earned by the NEOs under the annual bonus plan for the fiscal years ended December 31, 2021 and December 31, 2022.
(3)
This amount reflects matching contributions made to the 401(k) profit sharing plan with respect to each named executive officer.
(4)
The amount reported in the “Stock Awards” column reflects the aggregate grant date fair value of the RSUs granted to each executive, calculated in accordance with FASB ASC 718.

Narrative Disclosure to Summary Compensation Table

For the year ended December 31, 2022, the compensation program for our named executive officers consisted of base salary and incentive compensation as well as RSUs granted on March 11, 2022.

Base Salary

We established base salaries for each of the named executive officers at a level that is commensurate with the executive’s duties and authorities, contributions and prior experience.

Bonuses

In connection with the closing of the Business Combination, the AdTheorent Holding Company LLC (“Legacy AdTheorent”) board approved bonuses payable to the named executive officers as shown in the Summary Compensation Table.

2022 Non-Equity Incentive Plan Compensation

The amounts reported in the Non-Equity Incentive Plan Compensation column reflect bonuses earned by the NEOs under the annual bonus plan for the fiscal year ended December 31, 2022. For the year ended December 31, 2022, the target annual bonuses for Messrs. Lawson, Todd and Jordan were $372,000, $356,000, and $160,000, respectively. The performance metrics for the annual bonus for Mr. Lawson for the year ended December 31, 2022 consisted of (i) an EBITDA goal and (ii) a goal based on revenue generated by certain of the Company’s business units. Mr. Todd and Mr. Jordan's performance metrics for the annual bonus for the year ended December 31, 2022 consisted of (x) an EBITDA goal and (y) a goal based on revenue from certain of the Company’s business units. The attainment percentages for each NEO are shown in the table below.

Name	Opportunity	Percentage	Amount
James Lawson	$372,000	97.6%	$363,115
William Todd	$356,000	92.8%	$330,520
Charles Jordan	$160,000	97.6%	$156,178

Equity Compensation

Prior to the Business Combination, Legacy AdTheorent from time to time granted equity awards, in the form of options and restricted interest units, to its named executive officers, which are subject to time vesting conditions based on each of the named executive officer’s continued service with Legacy AdTheorent or the attainment of performance goals. As of December 31, 2022, each of the named executive officers held outstanding options to purchase shares of our Common Stock and other awards, as set forth in the “Outstanding Equity Awards Table” below. The material terms regarding each equity award in the “Outstanding Equity Awards Table,” including the vesting schedule, are described in the corresponding footnotes. The award of restricted incentive units granted to Mr. Lawson on July 28, 2021 has a time-based vesting schedule, with 50% of the restricted interest units vesting on July 1, 2022 and the remaining 25% of these restricted interest units vest in three equal quarterly installments on January 1, 2023, April 1, 2023 and July 1, 2023, such that the restricted interest units will be fully vested on July 1, 2023.

On March 11, 2022, our Board of Directors approved the first annual equity incentive grants under the 2021 Plan. The Committee granted 292,697 RSUs and 292,697 performance-based units (“PSUs”) to James Lawson, 47,564 RSUs and 47,563 PSUs to Charles Jordan, and 58,540 RSUs and 58,539 PSUs to William Todd.

The RSUs granted to each of Messrs. Lawson, Todd and Jordan will vest 25% annually over the four years from January 1, 2022, subject to continued employment on such vesting dates. Upon his resignation, Mr. Jordan forfeited the remaining 75% unvested RSUs of 35,673.

50% of the PSUs granted to each of Mr. Lawson and Mr. Jordan would have been earned based on the achievement by the Company of certain revenue milestones during the period of January 1, 2022 through December 31, 2022 (the “Performance Period”). The remaining 50% of the PSUs granted to each of Mr. Lawson and Mr. Jordan would have been earned based on achievement by the Company of certain Adjusted EBITDA milestones during the Performance Period.

If earned, the PSUs would vest, subject to continuous employment, according to the following schedule: (i) 25% will vest on the date performance achievement is determined by the Compensation Committee, which will be no later than March 31, 2023 and (ii) the remainder of the earned PSUs would vest in three equal installments on the first, second and third anniversaries of the last day of the Performance Period. In the event of a qualifying termination of employment, all earned but unvested PSUs would continue to vest in accordance with the vesting schedule described above. A qualifying termination of employment includes the executive’s termination of employment by the Company without “cause” (each such term is defined in the Plan), a termination due to the executive’s death or disability, or, in the case of Mr. Lawson, on a termination by the executive for “good reason” (as such term is defined in Mr. Lawson’s employment agreement).

The Compensation Committee determined that the defined milestones had not been achieved, and the PSUs granted on March 11, 2022 were cancelled as of December 31, 2022.

Benefits and Perquisites

We provide benefits to our named executive officers on the same basis as provided to all of its employees, including health, dental and vision insurance; life insurance; accidental death and dismemberment insurance; short-and long-term disability insurance; and a tax-qualified Section 401(k) plan. We do not maintain any executive-specific benefit or perquisite programs.

Retirement Benefits

Our employees, including named executive officers participate in a tax-qualified Section 401(k) plan. We make a safe harbor matching contribution equal to 100% of a participant’s salary deferrals that do not exceed 3% of the participant’s compensation plus 50% of the salary deferrals between 3% and 5% of the participant’s compensation and such matching contributions are fully vested. We do not provide our employees, including the named executive officers, with any other retirement benefits, including, but not limited to, other tax-qualified retirement plans, supplemental executive retirement plans or nonqualified deferred compensation plans.

Outstanding Equity Awards at 2022 Year End

The following table presents information regarding outstanding equity awards held by the named executive officers as of December 31, 2022.

		Option Awards			Equity Incentive Plan Awards
Name	Grant Date	Number of Securities Underlying unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Market Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($ (1))
James Lawson	10/1/2017	820,731	0.47	10/1/2027	—	—
	5/6/2019	945,794	0.74	5/6/2029	—	—
	7/28/2021(2)	—	—		102,549	170,231
	3/11/2022(3)	—	—		292,697	485,877

William Todd	5/6/2019	570,641	0.74	5/6/2029	—	—
	3/11/2022(3)	—	—		58,540	97,176

Charles Jordan	10/1/2017	112,548	0.47	10/1/2027	—	—
	2/15/2018	78,158	0.59	2/15/2028	—	—
	5/6/2019	78,158	0.74	5/6/2029	—	—
	3/11/2022(4)	—	—		47,564	78,956

(1)
Amounts are based on the closing price of our Common Stock on December 31, 2022, which was $1.66.
(2)
The award of restricted incentive units granted to Mr. Lawson on July 28, 2021 has a time-based vesting schedule, with 50% of the restricted interest units vested on July 1, 2022 and the remaining 25% of these restricted interest units vest in three equal quarterly installments on January 1, 2023, April 1, 2023 and July 1, 2023, such that the restricted interest units will be fully vested on July 1, 2023.
(3)
The RSUs granted to each of Messrs. Lawson and Todd have a time-based vesting schedule and vest 25% annually over four years beginning January 1, 2023 subject to continued employment on such vesting dates.
(4)
The RSUs granted to each of Messrs. Lawson and Todd have a time-based vesting schedule and vest 25% annually over four years beginning January 1, 2023 subject to continued employment on such vesting dates. Upon resignation, Mr. Jordan forfeited the remaining 75% unvested RSUs of 35,673.

Agreements with Our Named Executive Officers

We have entered into agreements with each of our named executive officers and the details of such agreements are outlined below.

Agreement with James Lawson

On December 22, 2016, James Lawson entered into an employment agreement with Legacy AdTheorent and this agreement was subsequently amended on January 1, 2019 and January 1, 2021. The agreement had a two year term but provides for automatic one-year renewals unless either party gives notice of an intent not to renew the agreement. If Mr. Lawson’s employment terminates due to his death or if we terminate his employment due to his permanent disability (as defined in the agreement), he is entitled to receive a prorated bonus for the calendar year in which the termination occurs and if he was employed as of the last day of a prior calendar year and the termination occurs prior to the date of the payment of the bonus for the prior year, he is entitled to receive the bonus that would have been payable had he remained employed through the payment date (collectively, the “Post- Termination Bonus”). If we terminate Mr. Lawson’s employment without cause (as defined in the employment agreement) or if Mr. Lawson resigns for good reason (as defined in the employment agreement), he is entitled to receive (i) twelve months of base salary, (ii) the Post- Termination Bonus and (iii) continued group medical, dental and vision insurance for twelve months (provided that he pays the employee portion of such premiums), subject to his timely execution and non-revocation of a general release of claims against us. The employment agreement also provides that for twelve months following his termination of employment, Mr. Lawson will not compete with us or our subsidiaries or affiliates, solicit officers from our employees or consultants, subsidiaries or affiliates, hire any person who was previously an AdTheorent officer or its subsidiaries or affiliates during the 180 days prior to such hire or solicit customers of us or its subsidiaries or affiliates.

Agreement with Bill Todd

On December 20, 2018, Bill Todd entered into an offer letter agreement with Legacy AdTheorent to serve as Chief Revenue Officer. Mr. Todd’s agreement does not have a fixed term, provides for at-will employment and does not include a severance provision.

Agreements with Chuck Jordan

On May 1, 2017, Chuck Jordan entered into an offer letter agreement with Legacy AdTheorent to serve as SVP, Finance. Mr. Jordan’s agreement does not have a fixed term, provides for at-will employment and does not include a severance provision.

In addition, in conjunction with Mr. Jordan’s resignation from the Company effective January 30, 2023, the Company extended the period during which certain grants and bonus compensation may be paid to Mr. Jordan.

Mr. Jordan previously received three nonqualified grants under the AdTheorent Holding Company LLC Participant Interest Agreement, dated as of October 1, 2017, February 15, 2018, and May 6, 2019, respectively (collectively, the “Grants”). The Participant Interest Agreements require that any Grant exercise and corresponding payment take place on or before the date on which Mr. Jordan resigns from employment with the Company. As a separation benefit, the Company extended the period during which Mr. Jordan may exercise each of the Grants until January 31, 2024.

Mr. Jordan is a signatory to a Company-issued 2022 Executive Performance Bonus Policy related to 2022 Company performance, the terms of which require Mr. Jordan to be employed on the date of bonus payment. As a separation benefit, the Company agreed to waive this “employed upon payment” condition for Mr. Jordan to the extent any bonus is otherwise owed and payable to Mr. Jordan in due course.

Potential Post-Employment Payments

Except as discussed in “Agreement with our Named Executive Officers” above, we do not currently have any agreements, plans or arrangements which provide any NEO with payments upon termination, resignation, retirement or a Change in Control.

Board Member Compensation

During the year ended December 31, 2021, no member of Legacy AdTheorent, MCAP or AdTheorent’s operating board received cash, equity or other compensation for service on the operating board or any committee thereof. Our policy is to reimburse board members for reasonable and necessary out-of-pocket expenses incurred in connection with attending board and committee meetings or performing other services in their capacities as board members. As of December 31, 2021, non-employee members of Legacy AdTheorent, MCAP or AdTheorent’s operating board did not hold any outstanding options or other compensatory equity awards.

During the year ended December 31, 2022, each Super Independent Director (as defined below) was be paid an annual retainer of $195,000, of which $45,000 was paid in cash. The remaining $150,000 was paid in the form of restricted stock units (“RSUs”). Each Super Independent Director (as defined below) also received an initial one-time grant of RSUs in an amount equal to $225,000. The RSUs are subject to vesting terms, including, for the initial grant, vesting in equal annual tranches over three years and, for the annual grants, cliff vesting after one year.

Mr. Kiarie, as the Chair of our Audit Committee, received an additional annual cash retainer of $20,000 and Mr. Tatta, as a member of our Audit Committee, received an additional annual cash retainer of $10,000. Messrs. Tatta and Mehra also received additional annual cash retainers of $7,500 each for their membership on the Compensation Committee and Nominating and Corporate Governance Committee, respectively.

The table below shows director compensation for the year ended December 31, 2022 by each non-employee director.

Name	Fees Earned or Paid in Cash($)	Restricted Stock Awards ($)	Total ($)
Eric Tencer	—	—	—
John Black	—	34,291	34,291
Richard Boghosian	—	—	—
Kihara Kiarie	65,000	375,000	440,000
Vineet Mehra	52,500	375,000	427,500
Danielle Qi	—	—	—
Ben Tatta	62,500	375,000	437,500
Zia Uddin	—	—	—

The table below shows the aggregate numbers of unvested restricted stock units awards held as of December 31, 2022 by each non-employee director.

Name	Unvested Restricted Stock
Eric Tencer	—
John Black	16,464
Richard Boghosian	—
Kihara Kiarie	54,881
Vineet Mehra	54,881
Danielle Qi	—
Ben Tatta	54,881
Zia Uddin	—

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has ever been an executive officer or employee of the Company. None of our executive officers currently serves, or has served during the last completed fiscal year, as a member of the Board or compensation committee of any entity that has one or more executive officers serving or will serve as a member of our Board or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information as of December 31, 2022:

As of December 31, 2022, there were up to 7,677,848 shares of Common Stock authorized for issuance under the 2021 Plan and 2,026,328 shares of Common Stock initially authorized for issuance under the AdTheorent Holding Company, Inc. 2021 Employee Stock Purchase Plan (the “2021 ESPP”), each of which our stockholders approved on December 21, 2021 in connection with the Business Combination and became effective immediately upon the Closing.

The following table summarizes information about our equity compensation plans and individual compensation arrangements as of the end of our most recently completed fiscal year, or December 31, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	—	$—	9,704,176	(1)
Equity compensation plans not approved by security holders (2)	6,915,715	$0.61	—
Total	6,915,715	$0.61	9,704,176
(1)
The number of shares reserved for issuance under the 2021 Plan and the 2021 ESPP increases automatically on January 1 of each year for a period of up to ten years, beginning on January 1, 2022 and continuing through January 1, 2031. The 2021 Plan increases by the lesser of (i) 5% of the total number of shares of our Common Stock outstanding on December 31 of the immediately preceding year, or (ii) such smaller number of shares of our Common Stock as is determined by our Board. The 2021 ESPP increases by the lesser of (i) 1% of the total number of shares of our Common Stock outstanding on December 31 of the immediately preceding year, (ii) 1,017,309 shares of Common Stock, or (iii) such smaller number of shares of our Common Stock as is determined by our Board. However, before the date of any such increase, the Board may determine that that there will be no annual increase or that such increase will be less than the amount set forth in the preceding sentence.
(2)
For descriptions of equity compensation plans not approved by security holders, refer to Note 13 — “Equity Based Compensation” of our Condensed Consolidated Financial Statements, included elsewhere in this Form 10-K.

Beneficial Ownership of Principal Stockholders

The beneficial ownership percentages set forth in the table below are based on approximately 87,623,588 shares of Common Stock issued and outstanding as of February 27, 2023:

•
Each person who is known by the Company to be the beneficial owner of more than five percent (5% of the outstanding shares of the Common Stock;
•
each executive officer and director of the Company; and
•
all current executive officers and directors of the Company, as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

Unless otherwise indicated in the footnotes to the table below, and subject to applicable community property laws, the Company believes that all persons named in the table below have sole voting and investment power with respect to their beneficially owned shares of Common Stock.

	Number of Shares of Common Stock	%
Name and Address of Beneficial Owner (1)
Directors and Executive Officers:
James Lawson (2)	3,098,009	3.5%
William Todd (3)	578,602	*
Charles Jordan (4)	275,838	*
Eric Tencer (5)	34,064,174	38.9%
Danielle Qi (5)	34,064,174	38.9%
Richard Boghosian	—	*
John Black	16,464	*
Kihara Kiarie	32,928	*
Vineet Mehra	32,928	*
Ben Tatta	32,928	*
Zia Uddin (6)	—	*
All directors and executive officers as a group (12 individuals) (7)	4,173,705	4.6%
Five Percent Holders:
H.I.G. Growth - AdTheorent, LLC (8)	34,064,174	38.9%
Theodore L. Koenig (9)	11,598,104	13.2%
Hana Alternative Asset Management Co., Ltd. (10)	8,000,000	9.1%
MCAP Acquisition, LLC (11)	7,873,250	9.0%
Anthony Iacovone (12)	5,849,234	6.7%
Corbin Capital Partners, L.P. (13)	5,219,666	5.9%

Less than 1%.

(1)
Unless otherwise noted, the business address of each of the following individuals is 330 Hudson Street, 13th Floor, New York, New York 10013.
(2)
Includes 1,766,525 shares subject to options exercisable within 60 days of February 27, 2023 and 34,183 shares of restricted stock units that will vest within 60 days of February 27, 2023.
(3)
Includes 570,641 shares subject to options exercisable within 60 days of February 27, 2023.
(4)
Includes 268,864 shares subject to options exercisable within 60 days of February 27, 2023.
(5)
H.I.G. Growth—AdTheorent, LLC is the record holder of the shares reported herein. Mr. Tencer and Ms. Qi, as members of our Board, indirect members of H.I.G. Growth—AdTheorent, LLC and agents of entities affiliated with H.I.G. Growth—AdTheorent, LLC, may be deemed to share voting and investment power with regard to the shares held directly by H.I.G. Growth— AdTheorent, LLC, but disclaim beneficial ownership in the securities, except to the extent of any pecuniary interest in such securities. H.I.G. Growth—AdTheorent, LLC is located at 1450 Brickell Avenue, 31st Floor, Miami, FL 33131.
(6)
Mr. Uddin holds economic interests in MCAP Acquisition, LLC and pecuniary interests in certain of the securities held by MCAP Acquisition, LLC. Mr. Uddin disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.
(7)
Excludes 34,064,174 shares held by H.I.G. Growth—AdTheorent LLC, which may be deemed to be beneficially owned by Mr. Tencer and Ms. Qi (see related discussion in note (5) above). Includes 2,893,644 shares subject to options exercisable within 60 days of February 27, 2023 and 48,833 shares of restricted stock units that will vest within 60 days of February 27, 2023.
(8)
Based solely on a Schedule 13D filed on January 3, 2022. Includes 34,064,174 shares held by H.I.G. Growth—AdTheorent, LLC. H.I.G.-GPII, Inc. is the sole managing member of H.I.G. Growth—AdTheorent, LLC, and has sole voting and dispositive power with respect to the shares held by H.I.G. Growth—AdTheorent, LLC. Sami Mnaymneh and Anthony Tamer, the directors of H.I.G.-GPII, Inc., have shared voting and dispositive power with respect to the shares held by H.I.G. Growth—AdTheorent, LLC. Messrs. Mnaymneh and Tamer may be deemed to be indirect beneficial owners of the reported securities, but disclaim beneficial ownership in the securities, except to the extent of any pecuniary interest in such securities. The address of H.I.G. Growth—AdTheorent, LLC is 1450 Brickell Avenue, 31st Floor, Miami, FL 33131.
(9)
Based solely on a Schedule 13D filed on January 25, 2022. Interests include 7,873,250 shares held by MCAP, Acquisition, LLC 500,000 shares acquired by funds (“Monroe Funds”) managed by Monroe Capital, LLC and/or its affiliates (“Monroe”) in their capacities as PIPE Investors, 1,720,413 shares issued to Monroe Funds as consideration in connection with the Business Combination and 1,504,441 shares acquired by Monroe Funds according to Forms 4 filed on December 10, 2021, December 13, 2021, December 14, 2021, December 15, 2021, December 16, 2021, December 20, 2021, December 21, 2021 (two filings), and December 23, 2021. Mr. Koenig may be deemed to beneficially own (i) shares held by the Sponsor by virtue of his control over Monroe Capital Management Advisors, LLC, the manager of the Sponsor, and (ii) shares acquired by Monroe Funds by virtue of his position as Chief Executive Officer of Monroe, but Mr. Koenig disclaims beneficial ownership of such shares held by the Sponsor and the Monroe Funds, except to the extent of any pecuniary interest therein. Mr. Koenig’s address is c/o Monroe Capital, LLC, 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606.
(10)
Based solely on a Schedule 13G filed on April 12, 2022. Consists of (i) 4,000,000 shares held by KB Securities Co., Ltd. (as trustee of Hana Alternative Investment Professional Private trust No. 175-1) (“KB 1”) and (ii) 4,000,000 shares held by KB Securities Co., Ltd. (as trustee of Hana Alternative Investment Professional Private trust No. 175-2) (“KB 2”). Hana Alternative Asset Management Co., Ltd. is currently managing KB 1 and KB 2, and as such may be deemed to be the beneficial owner of the reported securities. The address of Hana Alternative Asset Management Co., Ltd. is 21F, 66, Eulji-ro, Jung-gu, Seoul, Republic of Korea.
(11)
Based solely on a Schedule 13D filed on January 25, 2022. Includes 7,873,250 shares held by MCAP Acquisition, LLC. Mr. Koenig may be deemed to beneficially own shares held by MCAP Acquisition, LLC by virtue of his control over Monroe Capital Management Advisors, LLC, the manager of MCAP, but disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address of MCAP Acquisition, LLC is 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606.
(12)
Based solely on a Schedule 13G filed on April 6, 2022. Mr. Iavovone's business address is c/o AJI Capital 315 Main Street 2nd Floor Huntington NY 11743.
(13)
Based solely upon a Schedule 13G/A filed on February 14, 2023. Consists of (i) 3,972,638 shares of common stock and (ii) 1,247,028 shares of common stock issuable upon the exercise of warrants. Corbin Capital Partners, L.P. and Corbin Capital Partners GP, LLC share voting and dispositive control with respect to the shares held by Corbin Capital Partners, L.P. Daniel Friedman may be deemed to be an indirect beneficial owner of the reported securities. The address of both Corbin Capital Partners, L.P. and Corbin Capital Partners GP, LLC is 590 Madison Avenue, 31st Floor, New York, NY 10022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Independence of Directors

The Nasdaq listing standards generally define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Ben Tatta, John Black, Danielle Qi, Vineet Mehra, Richard Boghosian, Zia Uddin, Kihara Kiarie and Eric Tencer are our independent directors. Our independent directors shall have regularly scheduled meetings at which only independent directors are present.

Certain Relationships and Related Person Transactions

The following includes a summary of transactions since January 1, 2020 to which we or Legacy AdTheorent have been a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than transactions that are described under the section “Executive Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

Stockholders’ Agreement

In connection with the Closing of the Business Combination, on December 22, 2021 (the “Closing Date”) we entered into that certain Stockholders’ Agreement (the “Stockholders’ Agreement”) with H.I.G. Growth— AdTheorent, LLC, a Delaware limited liability company (“H.I.G.”), MCAP Acquisition, LLC, a Delaware limited liability company (the

“Sponsor”), and certain Legacy AdTheorent members (the “Stockholders”) pursuant to which, among other things, we agreed to take all necessary action to ensure that (i) the Board will consist of nine members and (ii) the following persons shall be nominated for election to the Board at each annual or special meeting of our stockholders of the Company at which elections to the Board will be held:

•
three (3) independent directors, which individuals shall initially are Messrs. Kiarie, Tatta and Mehra (collectively, the “Super Independent Directors”) and shall thereafter be nominated by the Board (or any duly authorized committee thereof in accordance with the Charter, Bylaws, or other corporate governance documents of the Company); provided, that at least one of the Super Independent Directors must qualify as an “audit committee financial expert” within the meaning of U.S. Securities and Exchange Commission Regulation S-K;
•
four (4) directors nominated by H.I.G., for so long as H.I.G. beneficially owns 20% or more of our Common Stock of the Company three (3) directors nominated by H.I.G., for so long as H.I.G. Beneficially Owns 15% or more (but less than 20%) of the outstanding shares of Common Stock of the Company, two (2) directors nominated by H.I.G., for so long as H.I.G. Beneficially Owns 10% or more (but less than 15%) of the outstanding shares of Common Stock of the Company, and one (1) director nominated by H.I.G., for so long as H.I.G. beneficially owns 5% or more (but less than 10%) of the outstanding shares of Common Stock of the Company;
•
one (1) director nominated by the Sponsor for so long as the Sponsor and its affiliates beneficially own 1% or more of the outstanding shares of Common Stock of the Company; and
•
one (1) director who shall be the individual serving as the Chief Executive Officer of the Company (the “CEO Director”), which individual shall initially be James Lawson.

Amended and Restated Registration Rights Agreement

In connection with the Closing of the Business Combination, on the Closing Date we entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”) with certain MCAP stockholders (including the Sponsor) and certain Legacy AdTheorent members (such stockholders, the “Holders”), pursuant to which, among other things, the Holders are entitled to certain registration rights in respect of the registrable securities under the Registration Rights Agreement. The Registration Rights Agreement also provides the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Member Support Agreement

In connection with the execution of the Business Combination Agreement, MCAP, Legacy AdTheorent and certain Legacy AdTheorent members, who held a majority of Legacy AdTheorent’s membership interests, entered into a Member Support Agreement, pursuant to which, among other things, the Legacy AdTheorent members agreed to vote in favor of the Business Combination Agreement, the Business Combination, and the other transactions contemplated by the Business Combination Agreement (“Transactions”) at a meeting of Legacy AdTheorent members called to approve the Business Combination Agreement, the Business Combination, and Transactions (or to act by written consent approving the Business Combination Agreement, the Business Combination, and Transactions).

Indemnity Agreements

In connection with the Closing of the Business Combination, we entered into indemnity agreements (each, an “Indemnity Agreement”) with each of our directors and executive officers. These Indemnity Agreements provide the directors and executive officers with contractual rights to indemnification and advancement for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers.

MCAP Related Person Transactions

Founder Shares

In December 2020, MCAP issued an aggregate of 7,187,500 Founder Shares to the Sponsor, which is controlled by Theodore L. Koenig, for an aggregate purchase price of $25,000 in cash, or approximately $0.003 per share. On February 25, 2021, MCAP effected a stock dividend, resulting in an aggregate 7,906,250 Founder Shares. The Founder Shares, after giving effect to the stock dividend, included an aggregate of up to 1,031,250 shares of MCAP common stock subject to forfeiture if the over-allotment option with respect to MCAP’s initial public offering was not exercised by the underwriters in full. In connection with the underwriters’ full exercise of their over-allotment option in March 2021, the 1,031,250 MCAP shares were no longer subject to forfeiture. Such MCAP shares had an aggregate market value of approximately $78.6 million based on the last sale price of $9.94 per share on Nasdaq on December 1, 2021.

In connection with the Business Combination, the Sponsor agreed not to transfer, assign or sell its Founder Shares until the earlier of (i) one year after the date of the consummation of the initial business combination or (ii) the date on which the closing price of our Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing after the initial business combination, or earlier, in either case, if, subsequent to the initial business combination, the date the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property.

Private Warrants

The Sponsor purchased an aggregate of 5,983,333 Private Warrants, each exercisable for one share of MCAP common stock at $11.50 per share, for a purchase price of $8,975,000, or $1.50 per warrant. Such warrants had an aggregate market value of approximately $6.9 million based on the last sale price of $1.16 per warrant on Nasdaq on December 1, 2021. MCAP’s charter required MCAP to complete an initial business combination prior to March 2, 2023 (unless MCAP submits and its stockholders approve an extension of such date). Per the terms of the Business Combination Agreement, the Sponsor forfeited 551,096 Private Placement Warrants.

In December 2020, MCAP issued an unsecured promissory note to the Sponsor, pursuant to which MCAP could borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of MCAP’s initial public offering. This loan was non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of MCAP’s initial public offering. The loan would be repaid upon the closing of MCAP’s initial public offering out of the offering proceeds not held in the trust account. On March 2, 2021, the $250,000 outstanding under the promissory note was repaid.

Subscription Agreements

Concurrently with the execution of the Business Combination Agreement, MCAP entered into subscription agreements with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to subscribe for and purchase, and MCAP agreed to issue and sell to the PIPE Investors, immediately prior to the Closing, an aggregate of 12,150,000 shares of common stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $121.50 million. The shares issued to the PIPE Investors were issued pursuant to and in accordance with the exemption from registration under the Securities Act of 1933 (the “Securities Act”) under Section 4(a)(2) and/or Regulation D promulgated thereunder.

Additional Related Party Transactions

Other than as described above, no compensation of any kind has been paid by MCAP, Legacy AdTheorent or the Company to the Sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of the Business Combination. However, these individuals have been or will be reimbursed for any out-of-pocket expenses incurred in connection with activities on MCAP’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The audit committee has reviewed on a quarterly basis all payments that were made to the Sponsor, officers, directors or its or their affiliates.

All ongoing and future transactions between the Company and any of its officers and directors or their respective affiliates will be on terms believed by the Company to be no less favorable to it than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to the Company than those that would be available to the Company with respect to such a transaction from unaffiliated third parties.

Monroe Capital LLC

In addition, the Sponsor, its manager, certain of its members, and certain of MCAP’s officers and directors are affiliated with Monroe Capital LLC. Affiliates of Monroe Capital LLC had issued debt to AdTheorent with outstanding principal amount of approximately $24.4 million as of September 30, 2021, which debt was fully repaid by us in December 2021 as a condition to the closing of the Business Combination. Affiliates of Monroe Capital LLC also owned 1,250,000 shares in AdTheorent, representing 2.55% of the fully diluted equity ownership, prior to the closing of the Business Combination.

Legacy AdTheorent Related Person Transactions

Lock-up Agreement

Certain Legacy AdTheorent members that received shares of our Common Stock in the Business Combination have entered into a Lock-Up Agreement with Company, pursuant to which such members have agreed that, from the Closing Date until the 180th day after the Closing Date, they will not (subject to certain exceptions) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, any shares of Common Stock (including the shares of Common Stock issued or issuable upon the exercise of any other in connection with the transactions contemplated by the Business Combination Agreement).

Related Person Transactions Policy

Our Board has adopted a written Policy and Procedures With Respect to Related Person Transactions that sets forth the Company’s policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” For purposes of the Company’s policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company or any of its subsidiaries are participants involving an amount that exceeds $120,000, in which any “related person” has a material interest.

Transactions involving compensation for services provided to the Company as an employee, consultant or director will not be considered related person transactions under this policy. A “related person” is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of the Company’s voting securities, including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of the Company’s voting securities, information regarding the proposed related person transaction must be presented to the Company’s audit committee for review.

The Company’s audit committee will approve only those transactions that it determines are in the best interests of the Company and its stockholders.

Item 14. Principal Accountant Fees and Services.

BDO billed the Company for services for our fiscal year ended December 31, 2022 and 2021, as set forth in the table below. The fees listed are aggregate fees for services performed for the year—regardless of when the fee was actually billed.

	FY 2022	FY 2021
Audit Fees	$728	$1,762
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$728	$1,762

Audit Fees—Consists of fees for professional services necessary to perform an audit or review in accordance with the Public Company Accounting Oversight Board, including services rendered for the audit of our annual financial statements, quarterly reviews of the Company’s interim financial statements, as well as services related Forms S-1 and S-4 in 2021 and 2022

Audit-Related Fees—There were no audit-related fees for 2022.

Tax Fees—There were no tax fees for 2022.

All Other Fees—There were no other fees for 2022.

Pre-Approval Policies and Procedures—The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services.

Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services, provided that the Chair reports any decisions to the Audit Committee at its next scheduled meeting.

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

2.1

Business Combination Agreement, dated July 27, 2021, by and among MCAP Acquisition Corporation, GRNT Merger Sub 1 LLC, GRNT Merger Sub 2 LLC, GRNT Merger Sub 3 LLC, GRNT Merger Sub 4 LLC, H.I.G. Growth – AdTheorent Intermediate, LLC, H.I.G. Growth – AdTheorent, LLC, and AdTheorent Holding Company, LLC (incorporated by reference to Annex A of our Form 424b3 filed on December 3, 2021)

3.1	Second Amended and Restated Certificate of Incorporation of AdTheorent Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on December 29, 2021)

3.2	Amended and Restated Bylaws of AdTheorent Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of our Form 8-K filed on December 29, 2021)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Form S-1 filed on January 14, 2022)

4.2	Specimen Warrant Certificate (included in Exhibit 4.3)

4.3

Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.4 of Form S-1/A filed by the Registrant with the SEC on February 12, 2021)

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 of our Form 10-K filed on March 17, 2022)

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

10.4+	MCAP Acquisition Corporation 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 of our Form 10-K filed on March 17, 2022)

10.5+	MCAP Acquisition Corporation 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 of our Form 10-K filed on March 17, 2022)

10.6+	Form of Stock Option Grant Notice under the MCAP Acquisition Corporation 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 of our Form 8-K filed on December 29, 2021)

10.7+	Form of RSU Award Grant Notice under the MCAP Acquisition Corporation 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 of our Form 8-K filed on December 29, 2021)

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 of our Form 8-K filed on December 29, 2021)

10.9+

Employment Agreement, dated as of December 22, 2016, between AdTheorent, Inc. and James Lawson, as amended by the First Amendment, dated as of January 1, 2019, and as further amended by the Second Amendment, dated as of January 1, 2021 (incorporated by reference to Exhibit 10.18 of our Form S-4 filed on August 24, 2021, as amended)

10.10+	AdTheorent Holding Company, Inc. Form of Performance RSU Award Grant Notice (2021 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.10 of our Form 10-K filed on March 17, 2022)

10.11+	Employment Agreement with Patrick Elliott (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on January 21, 2023).

21.1*	List of Subsidiaries

23.1*	Consent of BDO USA LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates a management contract or compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdTheorent Holding Company, Inc.

Date: March 2, 2023	By:	/s/ James Lawson
James Lawson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Lawson	Chief Executive Officer and Director	March 2, 2023
James Lawson	(principal executive officer)

/s/ Patrick Elliott	Chief Financial Officer	March 2, 2023
Patrick Elliott	(principal financial and accounting officer)

/s/ John Black	Director	March 2, 2023
John Black

/s/ Rich Boghosian	Director	March 2, 2023
Rich Boghosian

/s/ Kihara Kiarie	Director	March 2, 2023
Kihara Kiarie

/s/ Vineet Mehra	Director	March 2, 2023
Vineet Mehra

/s/ Danielle Qi	Director	March 2, 2023
Danielle Qi

/s/ Ben Tatta	Director	March 2, 2023
Ben Tatta

/s/ Eric Tencer	Director	March 2, 2023
Eric Tencer

/s/ Zia Uddin	Director	March 2, 2023
Zia Uddin