Form 10-Q
period 2023-03-31
AdTheorent Holding Company, Inc.
filed 2023-05-09
CIK 1838672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 2, 2023, the registrant had 87,810,323 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$75,301	$72,579
Accounts receivable, net	39,308	56,027
Income tax recoverable	191	145
Prepaid expenses	3,544	1,466
Total current assets	118,344	130,217
Property and equipment, net	504	520
Operating lease right-of-use assets	5,477	5,732
Investment in SymetryML Holdings	621	789
Customer relationships, net	3,356	4,475
Other intangible assets, net	7,066	6,708
Goodwill	34,842	34,842
Deferred income taxes, net	8,288	6,962
Other assets	346	359
Total assets	$178,844	$190,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,947	$9,479
Accrued compensation	1,799	8,939
Accrued expenses	6,264	6,224
Operating lease liabilities, current	1,261	1,265
Total current liabilities	18,271	25,907
Warrants	2,567	2,298
Seller's Earn-Out	540	773
Operating lease liabilities, non-current	5,882	6,201
Total liabilities	27,260	35,179
Commitments and contingencies (Note 20)
Stockholders’ equity
Preferred stock, $0.0001 per share, 20,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 350,000,000 shares authorized; 87,766,116 and 86,968,309 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	84,948	83,566
Retained earnings	66,627	71,850
Total stockholders' equity	151,584	155,425
Total liabilities and stockholders’ equity	$178,844	$190,604

See accompanying notes to condensed consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$32,674	$34,241
Operating expenses:
Platform operations	18,387	17,772
Sales and marketing	10,307	10,330
Technology and development	3,291	4,285
General and administrative	3,936	5,601
Total operating expenses	35,921	37,988
Loss from operations	(3,247)	(3,747)
Interest income (expense), net	619	(109)
Gain (loss) on change in fair value of Seller's Earn-Out	233	(24,656)
Loss on change in fair value of warrants	(269)	(15,936)
Gain on deconsolidation of SymetryML	—	1,939
Loss on change in fair value of SAFE Notes	—	(788)
Loss on fair value of investment in SymetryML Holdings	(168)	—
Other expense, net	(41)	(18)
Total other income (expense), net	374	(39,568)
Net loss before income taxes	(2,873)	(43,315)
(Provision) benefit for income taxes	(2,350)	1,025
Net loss	$(5,223)	$(42,290)
Less: Net loss attributable to noncontrolling interest	—	550
Net loss attributable to AdTheorent Holding Company, Inc.	$(5,223)	$(41,740)
Loss per share:
Basic	$(0.06)	$(0.49)
Diluted	$(0.06)	$(0.49)
Weighted-average common shares outstanding:
Basic	87,551,278	85,743,994
Diluted	87,551,278	85,743,994

See accompanying notes to condensed consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except for number of shares)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
December 31, 2022	86,968,309	$9	$83,566	$71,850	$—	155,425
Equity-based compensation	—	—	1,552	—	—	1,552
Exercises of options	80,520	—	57	—	—	57
Vesting of restricted stock, net of shares withheld for taxes	605,854	—	(399)	—	—	(399)
Shares issued under employee stock purchase plan	111,433	—	172	—	—	172
Net loss	—	—	—	(5,223)		(5,223)
March 31, 2023	87,766,116	$9	$84,948	$66,627	$—	$151,584

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
December 31, 2021	85,743,994	$9	$70,778	$42,512	$(1,416)	111,883
Equity-based compensation	—	—	1,988	—	—	1,988
Seller's Earn-Out equity-based compensation	—	—	492	—	—	492
Conversion of SAFE Notes into SymetryML preferred stock	—	—	—	—	3,938	3,938
SymetryML preferred stock issuance	—	—	—	—	400	400
Deconsolidation of SymetryML Holdings	—	—	—	—	(2,372)	(2,372)
Net loss	—	—	—	(41,740)	(550)	(42,290)
March 31, 2022	85,743,994	$9	$73,258	$772	$—	$74,039

See accompanying notes to condensed consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(5,223)	$(42,290)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	—	94
Amortization expense	2,059	2,044
Depreciation expense	49	44
Amortization of debt issuance costs	14	14
(Gain) loss on change in fair value of Seller's Earn-Out	(233)	24,656
Loss on change in fair value of warrants	269	15,936
Gain on deconsolidation of SymetryML	—	(1,939)
Loss on change in fair value of SAFE Notes	—	788
Loss on fair value of investment in SymetryML Holdings	168	—
Deferred tax benefit	(1,326)	(1,025)
Equity-based compensation	1,480	1,988
Seller's Earn-Out equity-based compensation	—	492
Changes in operating assets and liabilities:
Accounts receivable	16,719	16,948
Income taxes recoverable	(46)	2
Prepaid expenses and other assets	(1,824)	(2,940)
Accounts payable	(572)	(3,530)
Accrued compensation, accrued expenses, and other liabilities	(7,423)	(8,452)
Net cash provided by operating activities	4,111	2,830
Cash flows from investing activities
Capitalized software development costs	(1,196)	(626)
Purchase of property and equipment	(23)	(94)
Decrease in cash from deconsolidation of SymetryML	—	(69)
Net cash used in investing activities	(1,219)	(789)
Cash flows from financing activities
Cash received for exercised options	57	—
Payment of revolver borrowings	—	(39,017)
Proceeds from SAFE Notes	—	200
Proceeds from SymetryML preferred stock issuance	—	400
Taxes paid related to net settlement of restricted stock awards	(399)	—
Proceeds from employee stock purchase plan	172	—
Net cash used in financing activities	(170)	(38,417)
Net increase (decrease) in cash	2,722	(36,376)
Cash at beginning of period	72,579	100,093
Cash at end of period	$75,301	$63,717
Supplemental disclosure of cash flow information
Increase in lease liabilities from obtaining right-of-use assets - ASC 842 adoption	$—	$8,376
Non-cash investing and financial activities
Capitalized software and property and equipment, net included in accounts payable	$30	$53
Equity-based compensation included in capitalized software development costs	$72	$—

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of March 31, 2023 and for the three months ended March 31, 2023 and 2022. The Condensed Consolidated Balance Sheet as of December 31, 2022, has been derived from the Company's audited consolidated financial statements as of that date. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, which include a complete set of footnote disclosures, including the Company's significant accounting policies. The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Summary of Significant Accounting Policies

There have been no material changes in the Company's significant accounting policies during the three months ended March 31, 2023, as compared to the significant accounting policies described in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2022, except as detailed below.

Accounts Receivable and Allowance for Credit Losses (formerly Allowance for Doubtful Accounts)

Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for credit losses is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company reviews the allowance for credit losses on a quarterly basis. The allowance for credit losses is determined based on historical collection experience, the review in each period of the status of the then outstanding accounts receivable, while taking into consideration current customer information, and other macroeconomic and industry factors. Account balances are written off against the allowance when the Company believes it is probable the receivable will not be recovered.

Liquidity

As of March 31, 2023, the Company had cash of $75,301 and working capital, consisting of current assets, less current liabilities, of $100,073. The Company believes its existing cash and cash flow from operations will be sufficient to meet the Company’s working capital requirements for at least the next 12 months.

Emerging Growth Company

From time to time, new accounting pronouncements, or Accounting Standard Updates (“ASU”) are issued by the Financial Accounting Standards Board (“FASB”), or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

ASU No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (Topic 740)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”), which is part of the FASB’s overall simplification initiative to reduce the costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 simplifies accounting guidance for intra-period allocations, deferred tax liabilities, year-to-date losses in interim periods, franchise taxes, step-up in tax basis of goodwill, separate entity financial statements, and interim recognition of tax laws or rate changes. ASU 2019-12 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company has determined the adoption did not have a material impact on the Condensed Consolidated Financial Statements as of March 31, 2023 and December 31, 2022.

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. ASU 2016-13, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company adopted this ASU effective January 1, 2023. The adoption of this ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

Direct Access customers access the Company’s platform directly and manage all aspects of their advertising campaigns. The Company provides advertiser and marketer customers direct access to the platform so that they can execute and manage advertising campaigns and is not primarily responsible for the purchase of advertising inventory, third party data, and other related expenses. Revenue for customers working with the Company on this basis are recorded net of the amount incurred and payable to suppliers for the cost of advertising inventory, third party data and other add-on features, as the Company does not control the purchase nor have pricing discretion with regard to these items. The Company bills clients for their purchases through its platform and the associated platform fees. For the Company’s Direct Access Plus offering, which is used as a higher-touch on-boarding level of service for Direct Access customers who desire greater implementation support, the Company is primarily responsible for the purchase of advertising inventory, third party data, and other related expenses. The Company has therefore determined that the customer serves as a principal and that gross presentation of revenue is appropriate.

The Company has elected to expense the costs to obtain or fulfill a contract as incurred because the amortization period of the asset that the Company otherwise would have recognized is one year or less. Therefore, there were no contract cost assets recognized as of March 31, 2023 or December 31, 2022.

The Company has elected not to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period for performance obligations with a remaining performance obligation that is part of a contract that has an original expected duration of one year or less.

Contract assets and contract liabilities related to the Company’s revenue streams were not significant to the accompanying Condensed Consolidated Financial Statements.

4.
ACCOUNTS RECEIVABLE, Net

Accounts receivable, net consisted of the following:

	March 31,	December 31,
	2023	2022
Accounts receivable	$39,798	$56,243
Other receivables	188	483
	$39,986	$56,726
Less: allowance for credit losses	(678)	(699)
Accounts receivable, net	$39,308	$56,027

The provision for credit losses on accounts receivable was $0 and $94 for the three months ended March 31, 2023 and 2022, respectively.

The following table presents changes in the allowance for credit losses:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$699	$365
Reserve for credit losses	—	100
Write-offs, net of recoveries	(21)	(6)
Ending balance	$678	$459

5.
PREPAID EXPENSES

Prepaid expenses consisted of the following:

	March 31,	December 31,
	2023	2022
Insurance	$1,622	$—
Platform operations	775	876
Software	723	501
Other	424	89
Total	$3,544	$1,466

6.
PROPERTY AND EQUIPMENT, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2023	2022
Computers and equipment	$941	$949
Less: accumulated depreciation	(437)	(429)
Total	$504	$520

Depreciation expense on Property and equipment was $49 and $44 for the three months ended March 31, 2023 and 2022, respectively.

7.
INTANGIBLE ASSETS, Net

Intangible assets, net consisted of the following:

		March 31, 2023
	Remaining Weighted Average Useful Life (in years)	Gross amount	Accumulated amortization	Net carrying amount
Software	—	$6,038	$(6,038)	$—
Capitalized software costs	1.2	11,471	(8,221)	3,250
Customer relationships	0.8	31,492	(28,136)	3,356
Trademarks/tradename	3.8	10,195	(6,379)	3,816
Total		$59,196	$(48,774)	$10,422

		December 31, 2022
	Remaining Weighted Average Useful Life (in years)	Gross amount	Accumulated amortization	Net carrying amount
Software	—	$6,038	$(6,038)	$—
Capitalized software costs	1.1	10,173	(7,535)	2,638
Customer relationships	1.0	31,492	(27,017)	4,475
Trademarks/tradename	4.0	10,195	(6,125)	4,070
Total		$57,898	$(46,715)	$11,183

Amortization expense was included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2023	2022
Platform operations	$663	$532
Sales and marketing	1,370	1,370
Technology and development	23	140
General and administrative	3	2
Total	$2,059	$2,044

Total amortization expense for the three months ended March 31, 2023 and 2022 was $2,059 and $2,044, respectively. Amortization expense for capitalized software costs for the three months ended March 31, 2023 and 2022 was $686 and $532, respectively.

Estimated future amortization of intangible assets as of March 31, 2023 is as follows:

Remainder of 2023	$5,924
2024	2,399
2025	1,074
2026	1,016
2027	7
Thereafter	2
Total	$10,422

8.
GOODWILL

The Company is a single reporting unit. The goodwill balance as of March 31, 2023 and December 31, 2022 was $34,842.

While the Company did not identify a goodwill impairment indicator during the three months ended March 31, 2023 to necessitate the performance of an interim impairment test, at times the Company’s market capitalization, excluding a control premium, fell below its carrying value. The Company has concluded that no impairment to goodwill has taken place as of March 31, 2023. However, the Company will continue to monitor its stock price. In the event the Company’s stock price declines further for a sustained period of time an impairment trigger could occur at an interim period and an impairment to goodwill may be recognized, which could be material.

9.
ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2023	December 31, 2022
Income taxes	3,345	120
Campaign costs	2,027	4,081
Platform operations	294	401
Deferred revenues	216	1,149
Other	382	473
Total	$6,264	$6,224

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

On March 10, 2023, SVB was seized by regulators and placed under the receivership of the Federal Deposit Insurance Corporation (“FDIC”). Two days after the failure, the FDIC announced jointly with other agencies that all depositors would have full access to their funds the next morning. The FDIC reopened SVB on March 13, 2023 as a newly organized bridge bank, Silicon Valley Bridge Bank, N.A (“SVBB”) and on March 27, 2023, First Citizens Bank acquired SVBB. The Company’s Senior Secured Agreement remains available to the Company with no amendments to the original agreement with SVB, which is now a division of First Citizens Bank.

The company is subject to customary representations, warranties, and covenants. The Senior Secured Agreement requires that the Company meet certain financial and non-financial covenants which include, but are not limited to, (i) delivering audited consolidated financial statements to the lender within 90 days after year-end commencing with the fiscal year ending December 31, 2022 financial statements, (ii) delivering unaudited quarterly consolidated financial statements within 45 days after each fiscal quarter, commencing with the quarterly period ending on March 31, 2022 and (iii) maintaining certain leverage ratios and liquidity coverage ratios. As of March 31, 2023 and December 31, 2022, we were in full compliance with the terms of the Senior Secured Agreement.

As of March 31, 2023 and December 31, 2022, the Company had one letter of credit for $983. As of March 31, 2023 and December 31, 2022, there were no amounts drawn on the Revolving Credit Facility.

11.
INCOME TAXES

For the three months ended March 31, 2023 and 2022, the Company recorded an income tax (provision) benefit of ($2,350) and $1,025, respectively. The annual effective income tax rates before discrete items (“AETR”) for the three months ended March 31, 2023 and 2022 was (17.8%) and 33.0%, respectively.

The AETR for the three months ended March 31, 2023 was lower than the statutory rate of 21% primarily due to state and local income taxes, meals and entertainment, and executive equity-based compensation not deductible for tax purposes. The Company did not include any fair value adjustments not reasonably estimable for the full-year in the calculation of its AETR as the full-year impact of these specific items cannot be reasonably projected. Refer to Note 14 – Seller's Earn-out and Note 15 – Warrants for further detail on fair value adjustments for the Seller's Earn-Out and warrant liabilities, respectively.

12.
EQUITY-BASED COMPENSATION

Stock Option Award Activity

For three months ended March 31, 2023 and 2022, $0 and $62, respectively, of equity-based compensation expense was recognized related to equity options granted.

The following table summarizes stock option activity for the three months ended March 31, 2023:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2022	6,915,715	$0.61
Exercised	(80,520)	0.70
Forfeited	(18,563)	0.74
Outstanding as of March 31, 2023	6,816,632	$0.60
Exercisable as of March 31, 2023	6,785,368	$0.60

Restricted Stock Units (“RSUs”)

The vesting conditions for the RSUs are a mix of time-based and performance-based vesting conditions. The RSUs with performance-based vesting conditions are based on achievement of revenue or certain annual Adjusted Earnings Before Interest, Income Tax, Depreciation and Amortization (“Adjusted EBITDA”) targets. No compensation expense was recognized on the RSUs with performance-based vesting conditions (“PSUs”) for the three months ended March 31, 2023 as there were no unvested PSUs outstanding in the period. No compensation expense was recognized on PSUs for the three months ended March 31, 2022 on the basis that achievement of the specified performance targets was not considered probable to be met in the period and all outstanding PSUs were ultimately cancelled as of December 31, 2022. For three months ended March 31, 2023 and 2022, $1,443, and $1,926 of equity-based compensation expense was recognized related to RSUs.

The following summarizes RSU activity for the three months ended March 31, 2023:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2022	2,764,681	$9.23
Granted	—	—
Vested	(852,303)	9.26
Forfeited	(73,573)	9.52
Outstanding as of March 31, 2023	1,838,805	$9.21

Employee Stock Purchase Plan

On December 21, 2021, the Company’s stockholders approved the AdTheorent Holding Company, Inc. Employee Stock Purchase Plan (the “ESPP”) and the ESPP became effective on such date with an authorized 2,026,328 shares of common stock (subject to certain adjustments to reflect changes in the Company’s capitalization) are reserved and may be purchased by eligible employees who become participants in the ESPP. The purchase price per share of the common stock is the lesser of 85% of the fair market value of a share of common stock on the offering date or 85% of the fair market value of a share of common stock on the purchase date. The first offering period under the ESPP began August 15, 2022 and ended January 14, 2023. Beginning with the second offering period beginning January 14, 2023, each offering period will be six months. Pursuant to the ESPP, on January 1, 2023, the Company added 869,863 shares available for issuance. As of March 31, 2023, there were 2,784,758 shares of common stock available for issuance pursuant to the ESPP.

Total compensation expense related to the ESPP was $37 and $0 for the three months ended March 31, 2023 and 2022, respectively, classified within each applicable operating expense category on the accompanying Consolidated Statements of Operations and in the equity-based compensation table below.

The fair value of the purchase rights granted under the ESPP for the offering period beginning January 14, 2023 was $0.68. It was estimated by applying the Black-Scholes option-pricing model to the purchase period in the offering period using the following assumptions:

January 14, 2023
Grant price	$1.85
Expected term	6 months
Expected volatility	76.91%
Risk-free interest rate	4.77%
Expected dividend yield	0.00%

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

Equity-Based Compensation Expense

The following table summarizes the total equity-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2023	2022
Platform operations	$207	$262
Sales and marketing	615	578
Technology and development	183	382
General and administrative	475	766
Total equity-based compensation expense	$1,480	$1,988

As of March 31, 2023 and 2022, equity-based compensation included in capitalized software development costs was $72 and $0, respectively.

As of March 31, 2023, there was $3 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.2 years.

As of March 31, 2023, there was $14,141 of total unrecognized compensation expense related to the RSUs, which is expected to be recognized over a weighted average period of 2.4 years.

13.
EQUITY

The Company has authorized a total of 370,000,000 shares for issuance with 350,000,000 shares designated as common stock and 20,000,000 shares designated as preferred stock.

The Company’s common stockholders are entitled to one vote per share for the election of the Company directors and all other matters submitted to a vote of stockholders of the company. Additionally, the Company’s common stockholders will be entitled to receive dividends when, as and if declared by the Company Board, payable either in cash, in property or in shares of capital stock, after payment to any Company preferred stockholders having preference, if any. Out of the total authorized common stock, 87,766,116, and 86,968,309 were issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.

The Company’s Board is authorized to issue shares of preferred stock, without stockholder approval, with such designations, voting and other rights and preferences as they may determine. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

14.
SELLER'S EARN-OUT

The estimated fair value of the Seller’s Earn-Out, as defined in Note 15 – Seller’s Earn-Out included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, was determined using a Monte Carlo simulation valuation model using the most reliable information available. Assumptions used in the valuation were as follows:

	March 31, 2023	December 31, 2022
Stock price	$1.69	$1.66
Dividend yield	0.00%	0.00%
Volatility	75.00%	75.00%
Risk-free rate	3.81%	4.37%
Forecast period (in years)	1.73	1.98

Dividend yield - The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not intend to pay dividends.

Expected Volatility - The expected volatility assumption was determined by examining the Company’s historical volatility, the historical volatilities of a group of industry peers, and the implied volatility from the market price of the Public Warrants.

Risk-free rate - The risk-free rate assumption is based on the U.S. Treasury instruments, the terms of which were consistent with the expected term of the Seller’s Earn-Out.

Forecast period – The forecast period represents the time until expiration of the Seller’s Earn-Out.

Seller’s Earn-Out to equity holders and vested Exchanged Options as of Close:

The Seller’s Earn-Out is recorded on the Condensed Consolidated Balance Sheet as a non-current liability since the expected date of achievement based on the valuation model is over twelve months as of March 31, 2023. The following table presents activity for the Seller's Earn-Out measured using the Monte Carlo model, described above, as of March 31, 2023 and December 31, 2022:

Seller's Earn-Out
Balance at December 31, 2022	$773
Change in fair value	(233)
Balance at March 31, 2023	$540

Seller’s Earn-Out to Exchanged Option and Exchanged Unit holders as of Close:

For the three months ended March 31, 2023 and 2022, there was $0 and $492, respectively, recorded in equity-based compensation related to the Seller’s Earn-Out to Exchanged Option and Exchanged Unit holders. The compensation expense was fully recognized in the third quarter of 2022.

Equity-based compensation expense related to the Seller’s Earn-Out to Exchanged Option and Exchanged Unit holders was included in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 as follows:

March 31, 2022
Platform operations	$58
Sales and marketing	148
Technology and development	45
General and administrative	241
Total	$492

15.
WARRANTS

The following table summarizes the number of outstanding Public Warrants and Private Placement Warrants and the corresponding exercise price:

	March 31, 2023	December 31, 2022	Exercise Price	Expiration Date
Public Warrants	10,541,657	10,541,657	$11.50	December 21, 2026
Private Placement Warrants	5,432,237	5,432,237	$11.50	December 21, 2026

Of the 5,432,237 Private Placement Warrants, 551,096 warrants are held in escrow subject to earn-out targets (“Escrow Warrants”). The Escrow Warrants will be released if the volume-weighted average price of the Company’s common stock equals or exceeds $14.00 per share for any 20 trading days within any consecutive 30 trading day period on or before December 21, 2024.

Measurement of Public Warrants

The Public Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of March 31, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ADTHW.

Measurement of Private Placement Warrants

The Private Placement Warrants are measured at fair value on a recurring basis. As of March 31, 2023, a Black-Scholes Option Pricing model (“BSM”) was used to determine fair value and as of December 31, 2022, a Monte Carlo simulation model is used to determine fair value. The measurement of the Private Placement Warrants is classified as Level 2.

The key inputs into the BSM and Monte Carlo simulation model as of March 31, 2023 and December 31, 2022, respectively, for the Private Placement Warrants were as follows:

	March 31,	December 31,
	2023	2022
Risk-free interest rate	3.73%	4.07%
Dividend yield	0.00%	0.00%
Expected term (years)	3.73	3.98
Expected Volatility	75.00%	69.50%
Exercise Price	$11.50	$11.50
Stock Price	$1.69	$1.66

The volatility utilized in estimating the fair value of the Company’s Private Placement Warrant liability as of March 31, 2023, was based on a weighted average of the implied volatility, the guideline public company volatility, and the Company’s historical volatility. The implied volatility was calculated from the public warrants and using the Monte Carlo simulation approach. The guideline public company volatility was estimated based on historical lookback volatility of guideline public companies over a term commensurate with the expected term of the warrant, as well as consideration to implied volatilities sourced from Bloomberg, L.P. The Company’s historical volatility was estimated based on the historical lookback of AdTheorent’s volatility over the time since the Company was publicly traded.

The volatility utilized in estimating the fair value of the Company’s Private Placement Warrant liability as of December 31, 2022, was based on a weighted average of the implied volatility and guideline public company volatility. The implied volatility was estimated by calibrating to the market price of the public warrants as of December 31, 2022, using a binomial lattice model. The guideline public company volatility was estimated based on historical lookback volatility of guideline public companies over a term commensurate with the expected term of the warrant, as well as consideration to implied volatilities sourced from Bloomberg, L.P.

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

Expected Volatility - The expected volatility assumption was determined by examining the Company’s historical volatility, the historical volatilities of a group of industry peers, and the implied volatility from the market price of the Public Warrants.

Warrant liability

On March 31, 2023, the fair values of the Public Warrants and Private Placement Warrants outstanding were determined to be $0.12 and $0.24 per warrant, respectively. On December 31, 2022, the Public Warrants and Private Placement Warrants outstanding were determined to be $0.10 and $0.23 per warrant, respectively.

The following table presents the changes in the fair value of the Public and Private Placement Warrants:

	Public Warrants	Private Placement Warrants	Total Warrant Liabilities
Fair value as of December 31, 2022	$1,054	$1,244	$2,298
Change in valuation inputs or other assumptions	211	58	269
Fair value as of March 31, 2023	$1,265	$1,302	$2,567

16.
SYMETRYML AND SYMETRYML HOLDINGS

SymetryML Holdings, LLC (“SymetryML Holdings”) was a subsidiary of Legacy AdTheorent after a contribution of Legacy AdTheorent’s SymetryML department in exchange for membership interest. Class B interests in SymetryML Holdings that vest over time, comprising 50% of the total equity interests of SymetryML Holdings, were offered to certain employees (a non-controlling interest) of SymetryML. Legacy AdTheorent retained the remaining 50% total equity interests, through the holding of all Class A equity interests in SymetryML Holdings.

SymetryML Holdings and SymetryML was ultimately deconsolidated as of March 31, 2022 through a series seed preferred financing transaction (“Deconsolidation”), resulting in a gain of $1,939, of which $541 related to the remeasurement of the retained noncontrolling investment to fair value. The gain of $1,939 was recorded separately on the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2022.

The following table shows the amounts related to the accounting for the Deconsolidation:

For the Three Months Ended March 31, 2022
Fair value of consideration received	$—
Fair value of retained noncontrolling interest	861
Carrying amount of deconsolidated noncontrolling interest	2,372
Less: Carrying amount of deconsolidated net assets	(1,294)
Gain on Deconsolidation	$1,939

The Deconsolidation resulted in the removal of the noncontrolling interest presentation and therefore there is no noncontrolling interest as of March 31, 2023 or December 31, 2022.

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

Retained Fair Value Option Investments in SymetryML and SymetryML Holdings

For its retained noncontrolling investment in SymetryML Holdings, the Company has made an irrevocable election to account for its investment at fair value with changes in fair value reported in earnings. The Company elected to apply fair value accounting to the retained investment in SymetryML Holdings because the Company believes that fair value is the most relevant measurement attribute for these investments, as well as to reduce operational and accounting complexity. The Company’s election to apply fair value accounting to these investments may cause fluctuations in the Company’s earnings from period to period. The fair value of the Company’s retained investment was $621 and $789 as of March 31, 2023 and December 31, 2022, respectively.

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

SAFE Notes

During the three months ended March 31, 2023 and 2022, the Company raised $0 and $200, respectively, to fund SymetryML operations, by entering into Simple Agreements for Future Equity Notes (“SAFE Notes”) with several parties. As a result of the series seed preferred financing transaction, all outstanding SAFE Notes converted to series seed preferred stock in SymetryML, Inc. on March 31, 2022 in accordance with the existing terms of the SAFE Notes.

17.
FAIR VALUE MEASUREMENTS

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment in SymetryML Holdings(2)	$—	$—	$621	$621
Total assets	$—	$—	$621	$621
Liabilities:
Public warrants(1)	$1,265	$—	$—	$1,265
Private placement warrants(1)	—	1,302	—	1,302
Seller's Earn-Out(1)	—	—	540	540
Total liabilities	$1,265	$1,302	$540	$3,107

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment in SymetryML Holdings(2)	$—	$—	$789	$789
Total assets	$—	$—	$789	$789
Liabilities:
Public warrants(1)	$1,054	$—	$—	$1,054
Private placement warrants(1)	—	1,244	—	1,244
Seller's Earn-Out(1)	—	—	773	773
Total liabilities	$1,054	$1,244	$773	$3,071

(1)
Refer to Note 15 — Seller's Earn-Out and Note 16 — Warrants included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, for further information about the initial and subsequent measurement, including significant assumptions and valuation methodologies of these instruments.
(2)
Refer to Note 16 — SymetryML and SymetryML Holdings below for further information about the initial measurement, including significant assumptions and valuation methodologies of this investment.

The following tables present a rollforward of the Company's assets and liabilities classified as Level 3 for three months ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023
	Investment in SymetryML Holdings	Seller's Earn-Out Liability
Balance as December 31, 2022	$789	$773
Measurement adjustments	(168)	(233)
Balance as of March 31, 2023	$621	$540

	Three Months Ended March 31, 2022
	Investment in SymetryML Holdings	Seller's Earn-Out Liability
Balance as December 31, 2021	$—	$18,081
Additions	861	—
Measurement adjustments	—	24,656
Balance as of March 31, 2022	$861	$42,737

18.
LOSS PER SHARE

The computation of net loss per share was as follows:

	Three Months Ended March 31,
	2023	2022
Net loss attributable to AdTheorent Holding Company, Inc.	$(5,223)	$(41,740)

Weighted-average common shares outstanding - basic	87,551,278	85,743,994
Effect of dilutive equity-based awards	—	—
Weighted-average common shares outstanding - diluted	87,551,278	85,743,994

Loss per share:
Basic	$(0.06)	$(0.49)
Diluted	$(0.06)	$(0.49)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per common stockholder because their impact would have been anti-dilutive for the period presented, or their contingency conditions were not met:

	Three Months Ended March 31,
	2023	2022
Stock options	6,816,632	7,726,543
Restricted stock units	1,838,805	4,134,802
Public warrants	10,541,657	10,541,667
Private placement warrants (1)	5,432,237	5,432,237
Seller's Earn-Out	6,785,714	6,785,714
Sponsor Earn-Out	598,875	598,875
Total	32,013,920	35,219,838

(1)
Of the 5,432,237 Private Placement Warrants, 551,096 warrants are held in escrow subject to earn-out targets.
19.
LEASES

The Company has operating lease agreements for office space in the United States (“U.S.”). With the exception of the New York headquarters office lease, the Company’s leases expire at various times through September 2024 and certain leases may be extended at the Company’s option. The New York headquarters office lease expires in 2028. The Company recognizes operating lease expense on a straight-line basis over the term of the lease.

Additionally, the Company has short-term leases with an initial term of twelve months or less that are not recorded on the Condensed Consolidated Balance Sheets.

Lease expense is allocated to operating expense categories (Platform operations, Sales and marketing, Technology and development, General and administrative) in the Condensed Consolidated Statements of Operations in proportion to headcount in each of these categories. The components of lease expense for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$255	$231
Short term lease cost	$126	$22
Variable lease cost	$—	$—

Supplemental cash flow information related to the Company’s operating leases for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Operating cash flows used for operating leases	$381	$249
Right-of-use assets obtained in exchange for new operating lease obligations	$—	$—

Supplemental balance sheet information related to the Company’s operating leases as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term (years)	5.36	5.59
Weighted average discount rate (%)	3.25%	3.25%

Approximate future minimum lease payments for the Company’s operating leases are as follows as of March 31, 2023:

March 31, 2023
Remainder of 2023	$1,102
2024	1,441
2025	1,433
2026	1,415
2027	1,364
Thereafter	1,023
Total operating lease payments	7,778
Less: Imputed interest	(635)
Total operating lease liabilities	$7,143

In connection with one lease agreement, the Company maintains a letter of credit in the total amount of $983 as of both March 31, 2023 and December 31, 2022.

20.
COMMITMENTS AND CONTINGENCIES

Petition Filed for Authorization of Common Stock

On February 21, 2023, the Company filed a petition (the “Petition”) in the Delaware Court of Chancery (the “Court of Chancery”) pursuant to Section 205 of the General Corporation Law of the State of Delaware (the “DGCL”). The Petition sought an order validating and declaring effective (1) the provisions of the Second Amended and Restated Certificate of Incorporation of the Company that set forth the number of authorized shares of the Company (the “Authorized Share Charter Provisions”) and (2) the shares of the Company’s common stock issued in reliance on such provisions of the Second Amended and Restated Certificate of Incorporation of the Company.

At a special meeting of the stockholders of the Company held on December 21, 2021, a majority of the then-outstanding shares of the Company’s Class A common stock and Class B common stock, voting as a single class, voted to approve the Company’s Second Amended and Restated Certificate of Incorporation, which, among other things, increased the authorized shares of the Company’s Class A common stock from 200,000,000 to 350,000,000 shares of common stock (eliminating its Class B common stock and renaming Class A common stock as “common stock”) (the “Authorized Share Charter Amendment”).

A decision of the Court of Chancery in February 2023 created uncertainty regarding the validity of the Authorized Share Charter Amendment and whether a separate vote of the majority of the then-outstanding shares of the Company’s Class A common stock would have been required under Section 242(b)(2) of the DGCL.

On March 14, 2023, the Court of Chancery issued a final order granting the Petition, thereby validating the Authorized Share Charter Provisions and the Company shares of common stock, including securities exercisable for, convertible into or settleable in shares of Company common stock, issued in reliance on the Authorized Share Charter Provisions, eliminating the previous uncertainty that had been introduced by the earlier Court of Chancery decision.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, operations, and the markets and communities in which we, our clients, and partners operate, results of operations, revenues, operating expenses, and capital expenditures, sales and marketing initiatives and competition. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

We discuss many of these risks in our Annual Report on Form 10-K for the year ended December 31, 2022 in greater detail under the heading “Item 1A. Risk Factors” and in other filings we make from time to time with the Securities and Exchange Commission (“SEC”). Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q, which are inherently subject to change and involve risks and uncertainties. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.

Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2022, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

Supplementing our core machine learning-powered platform capabilities, we offer customized vertical solutions to address the needs of advertisers in specialized industries. These specialized solutions feature vertical-specific capabilities related to targeting, measurement and audience validation. Our broader health offering, which encompasses engagements with customers in the verticals and sub-verticals of healthcare, pharmaceutical, pharmacy, over-the-counter brands, and health-related government (collectively, “AdTheorent Health”), harnesses the power of machine learning to drive superior performance on campaigns targeting both healthcare providers and patients, leveraging Health Insurance Portability and Accountability Act (“HIPAA”) compliant methods and targeting practices that comply with Network Advertising Initiative Code and other self-regulatory standards. In the third quarter of 2022, we launched our AdTheorent Health Predictive Audience Builder, a new-to-market solution which allows programmatic advertisers to use aggregated health data to research and target “audiences” in a more precise, data-driven and less opaque manner than what is currently available across the industry. This solution leverages primary-sourced health data and machine learning to create statistical representations of audiences, but notably is not ID-based and does not include Personal Health Information. These features allow AdTheorent Health Predictive Audiences to be built for performance, with the goal of achieving health advertisers' KPIs, while being privacy forward and HIPAA-compliant by design. Subsequently, in the fourth quarter and part of our strategy to establish a scalable foundation for the deployment of innovative verticalized solutions, we launched AdTheorent Predictive Audience Builder, a platform tool that allows advertisers to build customizable, machine learning-based audiences for other key verticals such as banking, financial services and insurance (“BFSI”) and retail. We have also created additional offerings tailored to address the unique challenges and opportunities in a growing range of other verticals.

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

Our growth has and may continue to be impacted by macroeconomic factors beyond our control such as inflation, rising interest rates, pandemic related factors, global geopolitical uncertainties, among other things, as well as possible year-over-year declines in our acquisition of new customers.

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

Development of International Markets

Although almost all of our historic revenue is attributable to campaigns and operations in the United States and Canada, we plan to continue to explore opportunities to serve new international markets, including serving the global needs of existing customers. We believe that the global opportunity for programmatic advertising is significant and should continue to expand as publishers and advertisers outside the United States and Canada increasingly seek to adopt the benefits that programmatic advertising provides. We believe that our privacy-forward approach to ad targeting and data usage will provide desired differentiation and value in highly and increasingly regulated markets such as the European Union, which is subject to the General Data Protection Regulation. Our ability to efficiently expand into new markets will affect our operating results.

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

The number of active customers as of March 31, 2023 was 346 and as of March 31, 2022 was 315, increasing by 31 customers, or 10%, respectively, year over year. The number of active customers as of December 31, 2022 was 347.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our Condensed Consolidated Financial Statements. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this document as well as the Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC, for additional information regarding the components of our results of operations and our accounting policies.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table summarizes our historical results of operation for the periods presented:

	Three Months Ended
	March 31, 2023		March 31, 2022
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$32,674	100.0%	$34,241	100.0%
Operating expenses:
Platform operations	18,387	56.3%	17,772	51.9%
Sales and marketing	10,307	31.5%	10,330	30.2%
Technology and development	3,291	10.1%	4,285	12.5%
General and administrative	3,936	12.0%	5,601	16.4%
Total operating expenses	35,921	109.9%	37,988	110.9%
Loss from operations	(3,247)	-9.9%	(3,747)	-10.9%
Interest income (expense), net	619	1.9%	(109)	-0.3%
Gain (loss) on change in fair value of Seller's Earn-Out	233	0.7%	(24,656)	-72.0%
Loss on change in fair value of warrants	(269)	-0.8%	(15,936)	-46.5%
Gain on deconsolidation of SymetryML	—	0.0%	1,939	5.7%
Loss on change in fair value of SAFE Notes	—	0.0%	(788)	-2.3%
Loss on fair value of investment in SymetryML Holdings	(168)	-0.5%	—	0.0%
Other expense, net	(41)	-0.1%	(18)	-0.1%
Total other income (expense), net	374	1.1%	(39,568)	-115.6%
Loss from operations before income taxes	(2,873)	-8.8%	(43,315)	-126.5%
(Provision) benefit for income taxes	(2,350)	-7.2%	1,025	3.0%
Net loss	$(5,223)	-16.0%	$(42,290)	-123.5%

Revenue

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended March 31,	$32,674	$34,241	$(1,567)	-4.6%

Total revenue decreased $1.6 million, or 4.6%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The largest drivers of the decrease were in the BFSI and government/education/nonprofit verticals, which collectively decreased by $6.4 million, or 50.9%. The BFSI vertical was impacted by negative macroeconomic conditions affecting automotive finance and insurance and the decrease in the government/education/nonprofit vertical was driven by declines in public health campaigns related to the COVID-19 pandemic. Offsetting these decreases were increases in the healthcare/pharmaceutical, travel, retail, and certain other verticals totaling approximately $4.3 million, or 30.0%. Also included was the continued increase of CTV revenue, which grew $0.4 million, or 16.5% with some offsetting decreases in digital share from other device types.

Operating expenses

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended March 31,	$35,921	$37,988	$(2,067)	-5.4%

Operating expenses decreased $2.1 million, or 5.4%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Refer to the discussion below for further details of these variances.

Platform operations

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended March 31,	$18,387	$17,772	$615	3.5%

Platform operations expenses increased by $0.6 million, or 3.5%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was mainly attributable to revenue driven traffic acquisition costs which increased approximately $0.5 million, or 4.6%. There was also an increase in our data infrastructure expense, attributable to data used in our platform which is not related to any specific campaign of $0.4 million. The increases were offset by a decrease of $0.2 million in lower headcount primarily related our personnel who set up and monitor campaign performance and volume-driven decreases in hosting expense of approximately $0.1 million.

Sales and marketing

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended March 31,	$10,307	$10,330	$(23)	-0.2%

Sales and marketing expenses remained relatively flat for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, with only a 0.2% decrease period over period. Variances in the expense consisted of a decrease of $0.1 million in employee costs primarily related to lower headcount in our sales and customer support teams, a $0.2 million decrease in Seller’s Earnout equity-based compensation and an offsetting increase of $0.3 million for travel-related expenses.

Technology and development

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended March 31,	$3,291	$4,285	$(994)	-23.2%

Technology and development expenses decreased $1.0 million, or 23.2%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was mainly due to a $0.4 million decrease in technology and development expenses related to the deconsolidation of SymetryML Holdings on March 31, 2022, a $0.3 million decrease in employee related costs due to an increase in hours worked on capitalizable projects, and a decrease of $0.2 million in equity-based compensation.

For further information on the deconsolidation of SymetryML Holdings, refer to Note 16 — SymetryML and SymetryML Holdings of our Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q.

General and administrative

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended March 31,	$3,936	$5,601	$(1,665)	-29.7%

General and administrative expenses decreased $1.7 million, or 29.7%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to a $1.2 million decrease in professional fees such as audit, legal, and professional consulting fees related to initial costs as a publicly traded company. Additionally, decreases of $0.3 million in equity-based compensation, and $0.3 million of insurance expense, mainly driven by decrease in directors and officers insurance.

Interest income (expense)

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended March 31,	$619	$(109)	$728	667.9%

Interest income, net was $0.6 million for the three months ended March 31, 2023 compared to interest expense, net of $0.1 million for the three months ended March 31, 2022. The net change of $0.7 million was primarily due to an increase in interest income earned of $0.6 million related to a money market mutual fund account opened in January 2022.

Gain (loss) on change in fair value of Seller's Earn-Out

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended March 31,	$233	$(24,656)	$24,889	100.9%

For the three months ended March 31, 2023, the Seller's Earn-Out liability decreased $0.2 million in fair value, resulting in a gain for that amount for the period, while in the three months ended March 31, 2022, the Seller’s Earn-out liability increased in fair value by $24.7 million, resulting in a loss for that amount. These changes in fair value were primarily driven by updates to certain variables such as stock price, stock volatility, risk-free rate, and remaining life.

The Seller's Earn-Out was a result of the Business Combination on December 22, 2021, as detailed in Note 3 – Business Combination included in our Annual Report on Form 10-K for the year ended December 31, 2022, (“Business Combination”).

Loss on change in fair value of warrants

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended March 31,	$(269)	$(15,936)	$15,667	98.3%

For the three months ended March 31, 2023, the fair value of the warrants liability increased by $0.3 million resulting in a loss for the period, while in the three months ended March 31, 2022, the fair value of the warrants liability increased $15.9 million, resulting in a loss for that amount. These changes in fair value were primarily driven by updates to certain variables such as stock price, stock volatility, risk-free rate, and remaining life.

The warrants were assumed by the Company in connection with the Business Combination.

(Provision) benefit for income taxes

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended March 31,	$(2,350)	$1,025	$(3,375)	-329.3%

Provision for income taxes was $2.4 million for the three months ended March 31, 2023, compared to a benefit for income taxes of $1.0 million for the three months ended March 31, 2022.

The AETR for the three months ended March 31, 2023 was less than the statutory rate of 21% primarily due to state and local income taxes, meals and entertainment and executive equity-based compensation not deductible for tax purposes. Additionally, we did not include any fair value adjustments not reasonably estimable for the full-year in the calculation of our AETR, such as the Seller's Earn-out and warrant liabilities as we cannot project the full-year impact of these specific items.

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

The information in the table below sets forth the non-GAAP financial measures that we monitor. Because of the limitations associated with these non-GAAP financial measures, “Adjusted Gross Profit,” “EBITDA,” “Adjusted EBITDA,” “Adjusted Gross Profit as a percentage of Revenue” and “Adjusted EBITDA as a percentage of Adjusted Gross Profit” should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures on a supplemental basis. You should review the reconciliation of the non-GAAP financial measures below and not rely on any single financial measure to evaluate our business.

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

The following table presents the calculation of gross profit and reconciliation of gross profit to Adjusted Gross Profit for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue	$32,674	$34,241
Less: Platform operations	18,387	17,772
Gross Profit	14,287	16,469
Add back: Other platform operations	6,610	6,516
Adjusted Gross Profit (1)	$20,897	$22,985

EBITDA and Adjusted EBITDA

EBITDA is a non-GAAP financial measure defined by us as net loss, before interest (income) expense, net; depreciation, amortization; and income tax provision (benefit). Adjusted EBITDA is defined as EBITDA before equity-based compensation expense, transaction costs related to the Business Combination, non-core operations, and other non-recurring items.

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

The following table sets forth a reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss	$(5,223)	$(42,290)
Interest (income) expense, net	(619)	109
Tax provision (benefit)	2,350	(1,025)
Depreciation and amortization	2,108	2,088
EBITDA (1)	$(1,384)	$(41,118)
Equity-based compensation	1,480	1,988
Seller's Earn-Out equity-based compensation	—	492
Transaction costs (2)	166	140
(Gain) loss on change in fair value of Seller's Earn-Out (3)	(233)	24,656
Loss on change in fair value of warrants (4)	269	15,936
Gain on deconsolidation of SymetryML (5)	—	(1,939)
Loss on change in fair value of SAFE Notes (6)	—	788
Loss on fair value of investment in SymetryML Holdings	168	—
Non-core operations (7)	—	351
Adjusted EBITDA (1)	$466	$1,294

Adjusted EBITDA as a Percentage of Adjusted Gross Profit and Adjusted Gross Profit as a Percentage of Revenue

	Three Months Ended March 31,
	2023	2022
	(in thousands, except for percentages)
Gross Profit	$14,287	$16,469
Net loss	$(5,223)	$(42,290)
Net loss as a percentage of Gross Profit	-36.6%	-256.8%
Adjusted Gross Profit (1)	$20,897	$22,985
Adjusted EBITDA (1)	$466	$1,294
Adjusted EBITDA as a percentage of Adjusted Gross Profit (1)	2.2%	5.6%
Gross Profit	$14,287	$16,469
Revenue	$32,674	$34,241
Gross Profit as a percentage of Revenue	43.7%	48.1%
Revenue	$32,674	$34,241
Adjusted Gross Profit (1)	$20,897	$22,985
Adjusted Gross Profit as a percentage of Revenue (1)	64.0%	67.1%
(1)
We use non-GAAP financial measures to help set budgets, establish operational goals, analyze financial results and performance, and make strategic decisions.
(2)
Includes professional fees directly related to the December 22, 2021 Business Combination.
(3)
In connection with the Business Combination, a Seller's Earn-Out liability was recorded. The gain represents the decrease in fair value of the Seller's Earn-Out in the three months ended March 31, 2023. The loss represents the increase in fair value of the Seller's Earn-Out in the three months ended March 31, 2022.
(4)
In connection with the Business Combination, a liability for warrants was recorded. The loss represents the increase in fair value of the warrants in the three months ended March 31, 2023 and 2022.
(5)
On March 31, 2022, we deconsolidated SymetryML which resulted in a gain. Refer to Note 16 — SymetryML and SymetryML Holdings of our Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q, for more information.
(6)
On March 31, 2022, in connection with the deconsolidation of SymetryML, we performed a valuation of the SAFE notes (defined below) on that date which resulted in a loss. Refer to Note 16 — SymetryML and SymetryML Holdings of our Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q, for more information.
(7)
Prior to March 31, 2022, we had effectuated a contribution of our SymetryML department into a new subsidiary, SymetryML, Inc. We periodically raised capital to fund SymetryML operations by entering into Simple Agreement for Future Equity Notes (“SAFE Notes”) with several parties. We viewed SymetryML operations as non-core, and did not fund future operational expenses incurred in excess of SAFE Notes funding secured. Beginning March 31, 2022, we no longer consolidate SymetryML. Refer to Note 16 — SymetryML and SymetryML Holdings of our Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q, for more information.

Liquidity and Capital Resources

Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, development expenses, general and administrative expenses, and others. As of March 31, 2023, we had $75.3 million in cash.

As of March 31, 2023, our working capital was $100.1 million. All amounts previously drawn on our Revolving Credit Facility, as defined below were re-paid in January 2022 and we do not anticipate a need to borrow on this facility in the immediate future. We believe we have sufficient sources of liquidity, including cash generated from operations as well as the capacity on the Revolving Credit Facility, to support our operating needs, capital requirements, and debt service requirements for the next twelve months.

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

Silicon Valley Bank Revolver

On December 22, 2021, we entered into a Senior Secured Agreement with SVB which allows us to borrow up to $40.0 million in a Revolving Credit Facility, including a $10.0 million sub-limit for letters of credit and a swing line sub-limit of $10.0 million. The Revolving Credit Facility commitment termination date is December 22, 2026. We accounted for the Senior Secured Agreement as a debt modification.

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

We are subject to customary representations, warranties, and covenants. The Senior Secured Agreement requires that the Company meet certain financial and non-financial covenants which include, but are not limited to, (i) delivering audited consolidated financial statements to the lender within 90 days after year-end commencing with the fiscal year ending December 31, 2022 financial statements, (ii) delivering unaudited quarterly consolidated financial statements within 45 days after each fiscal quarter, commencing with the quarterly period ending on March 31, 2022 and (iii) maintaining certain leverage ratios and liquidity coverage ratios. As of March 31, 2023, we were in full compliance with the terms of the Senior Secured Agreement.

As of March 31, 2023, we had one letter of credit for approximately $1.0 million and no amounts were drawn on the Revolving Credit Facility.

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

Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for credit losses is based on the best estimate of the amount of probable credit losses in existing accounts receivable. We individually review all balances that exceed 90 days from the invoice date and assesses for provisions for credit losses based on an assessment of the balance that will not be collected. Factors considered include the aging of the receivable, historical write off experience, the creditworthiness of each agency customer, and general economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote.

We expect to continue generating strong positive cash flows as we scale our operations.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$4,111	$2,830
Net cash used in investing activities	$(1,219)	$(789)
Net cash used in financing activities	$(170)	$(38,417)

Operating Activities

Net cash provided by operating activities increased $1.3 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was primarily due to the following:

•
Decrease in cash paid for campaign costs of $2.4 million.
•
Decrease in cash paid for insurance of $1.1 million.
•
Decrease in cash paid for professional service fees of $1.0 million, including audit, legal, and consulting, related to being a newly public company in the prior year period.
•
Increase in cash received for interest income of $0.6 million.
•
Decrease in cash paid for interest of $0.6 million.

Offsetting decreases in operating cash included the following:

•
Increase in cash paid for client refunds of $1.3 million.
•
Cash collected for revenue decreased $1.2 million.
•
Increase in cash paid for employee expenses of $0.7 million.

•
Increase in cash paid for software costs of $0.4 million.
•
Increase in cash paid for rent of $0.3 million.
•
Increase in cash paid for taxes of $0.1 million.
•
Timing differences of certain payments and collections. DPO decreased 24.6% in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2023 was $1.2 million, primarily consisting of capitalized software development costs.

Net cash used in investing activities during the three months ended March 31, 2022 was $0.8 million, primarily consisting of capitalized software development costs of $0.6 million.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2023 was $0.2 million, consisting primarily of cash paid for restricted stock withheld for taxes of $0.4 million. Offsetting these payments were proceeds related to cash received from issuance of shares under the Employee Stock Purchase Plan of $0.2 million, and cash received from stock option exercises of $0.1 million

Net cash used in financing activities during the three months ended March 31, 2022 was $38.4 million, consisting primarily of the re-payment of revolver borrowings of $39.0 million. We also received proceeds from the SAFE Notes of $0.2 million and proceeds related to a SymetryML issuance of preferred stock of $0.4 million.

Critical Accounting Estimates

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

We have not identified any critical accounting estimates other than estimates and assumptions related to the input values in the valuation models used in the valuation of the Company’s Private Placement Warrants, classified as a Level 2 liability and the Seller’s Earn-out liability, classified as a Level 3 liability. Critical accounting estimates are specifically related to expected stock-price volatility, expected term, dividend yield, and risk-free interest rate.

For the Private Placement Warrants, a BSM was used to determine the fair value, respectively. The expected volatility assumption was determined using a weighted average of the Company’s historical volatility, the historical volatilities of a group of industry peers, and the implied volatility from the market price of the Public Warrants. The risk-free rate assumption is based on the U.S. Treasury instruments, the terms of which were consistent with the expected term of the Private Placement Warrants. The expected term represents the time until expiration of the Private Placement Warrants. The dividend yield is based on the Company’s history, which we anticipate to remain at zero.

For the Seller’s Earn-out, a Monte Carlo simulation valuation model is used to determine the fair value. The expected volatility assumption was determined using a weighted average of the Company’s historical volatility, the historical volatilities of a group of industry peers, and the implied volatility from the market price of the Public Warrants. The risk-free rate is based on the U.S. Treasury instruments, the terms of which were consistent with the expected term of the Seller’s Earn-Out. The forecasted period represents the time until expiration of the Seller’s Earn-Out. The dividend yield is based on the Company’s history, which we anticipate to remain at zero.

We evaluate such estimates and assumptions each reporting period and reflect changes in the valuation methodologies that we use.

For further discussion on these items and their impact included in our financial statements refer to Note 14 — Seller's Earn-Out and Note 15 — Warrants, included elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired controls.

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have not been any material changes to the information related to the ITEM 1A. “Risk Factors” disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Annual Report, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report. The risks and uncertainties described in our Annual Report are not the only ones we face.

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
James Lawson
Chief Executive Officer and Director
(principal executive officer)
Date: May 9, 2023

	By:	/s/ Patrick Elliott
Patrick Elliott
Chief Financial Officer
(principal financial and accounting officer)
Date: May 9, 2023