Form 10-Q
period 2023-06-30
AdTheorent Holding Company, Inc.
filed 2023-08-03
CIK 1838672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the registrant had 88,204,934 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$73,061	$72,579
Accounts receivable, net	42,362	56,027
Income tax recoverable	177	145
Prepaid expenses	10,026	1,466
Total current assets	125,626	130,217
Property and equipment, net	494	520
Operating lease right-of-use assets	5,234	5,732
Investment in SymetryML Holdings	631	789
Customer relationships, net	2,237	4,475
Other intangible assets, net	7,412	6,708
Goodwill	34,842	34,842
Deferred income taxes, net	10,037	6,962
Other assets	345	359
Total assets	$186,858	$190,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,759	$9,479
Accrued compensation	3,117	8,939
Accrued expenses	4,097	6,224
Operating lease liabilities, current	1,268	1,265
Total current liabilities	17,241	25,907
Warrants	2,152	2,298
Seller's Earn-Out	248	773
Operating lease liabilities, non-current	5,564	6,201
Total liabilities	25,205	35,179
Stockholders’ equity
Preferred stock, $0.0001 per share, 20,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 350,000,000 shares authorized; 87,970,897 and 86,968,309 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	86,935	83,566
Retained earnings	74,709	71,850
Total stockholders' equity	161,653	155,425
Total liabilities and stockholders’ equity	$186,858	$190,604

See accompanying notes to condensed consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$37,587	$42,476	$70,261	$76,717
Operating expenses:
Platform operations	20,735	20,854	39,122	38,626
Sales and marketing	10,624	11,083	20,931	21,413
Technology and development	3,368	4,153	6,659	8,438
General and administrative	3,589	5,103	7,525	10,704
Total operating expenses	38,316	41,193	74,237	79,181
(Loss) income from operations	(729)	1,283	(3,976)	(2,464)
Interest income (expense), net	424	(47)	1,043	(156)
Gain on change in fair value of Seller's Earn-Out	292	37,419	525	12,763
Gain on change in fair value of warrants	415	18,523	146	2,587
Gain on deconsolidation of SymetryML	—	—	—	1,939
Loss on change in fair value of SAFE Notes	—	—	—	(788)
Gain (loss) on fair value of investment in SymetryML Holdings	10	(10)	(158)	(10)
Other income (expense), net	4	(1)	(37)	(19)
Total other income, net	1,145	55,884	1,519	16,316
Net income (loss) before income taxes	416	57,167	(2,457)	13,852
Benefit for income taxes	7,666	610	5,316	1,635
Net income	$8,082	$57,777	$2,859	$15,487
Less: Net loss attributable to noncontrolling interest	—	—	—	550
Net income attributable to AdTheorent Holding Company, Inc.	$8,082	$57,777	$2,859	$16,037
Earnings per share:
Basic	$0.09	$0.67	$0.03	$0.19
Diluted	$0.09	$0.62	$0.03	$0.17
Weighted-average common shares outstanding:
Basic	87,874,081	85,766,302	87,713,571	85,775,210
Diluted	92,787,955	93,402,650	92,407,260	93,283,519

See accompanying notes to condensed consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except for number of shares)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
December 31, 2022	86,968,309	$9	$83,566	$71,850	$—	155,425
Equity-based compensation	—	—	1,552	—	—	1,552
Exercises of options	80,520	—	57	—	—	57
Vesting of restricted stock, net of shares withheld for taxes	605,854	—	(399)	—	—	(399)
Shares issued under employee stock purchase plan	111,433	—	172	—	—	172
Net loss	—	—	—	(5,223)		(5,223)
March 31, 2023	87,766,116	$9	$84,948	$66,627	$—	$151,584
Equity-based compensation	—	—	1,932	—	—	1,932
Exercises of options	152,947	—	93	—	—	93
Vesting of restricted stock, net of shares withheld for taxes	51,834	—	(38)	—	—	(38)
Net income	—	—	—	8,082	—	8,082
June 30, 2023	87,970,897	$9	$86,935	$74,709	$—	$161,653

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
December 31, 2021	85,743,994	$9	$70,778	$42,512	$(1,416)	111,883
Equity-based compensation	—	—	1,988	—	—	1,988
Seller's Earn-Out equity-based compensation	—	—	492	—	—	492
Conversion of SAFE Notes into SymetryML preferred stock	—	—	—	—	3,938	3,938
SymetryML preferred stock issuance	—	—	—	—	400	400
Deconsolidation of SymetryML Holdings	—	—	—	—	(2,372)	(2,372)
Net loss	—	—	—	(41,740)	(550)	(42,290)
March 31, 2022	85,743,994	$9	$73,258	$772	$—	$74,039
Equity-based compensation	—	—	3,856	—	—	3,856
Seller's Earn-Out equity-based compensation	—	—	499	—	—	499
Exercises of options	355,629	—	183	—	—	183
Exercises of warrants	10	—	—	—	—	—
Transaction cost adjustment	—	—	55	—	—	55
Net income	—	—	—	57,777	—	57,777
June 30, 2022	86,099,633	$9	$77,851	$58,549	$—	$136,409

See accompanying notes to condensed consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$2,859	$15,487
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	—	172
Amortization expense	4,204	3,950
Depreciation expense	98	92
Amortization of debt issuance costs	28	28
Gain on change in fair value of Seller's Earn-Out	(525)	(12,763)
Gain on change in fair value of warrants	(146)	(2,587)
Gain on deconsolidation of SymetryML	—	(1,939)
Loss on change in fair value of SAFE Notes	—	788
Loss on fair value of investment in SymetryML Holdings	158	10
Deferred tax benefit	(3,075)	(3,236)
Equity-based compensation	3,340	5,844
Seller's Earn-Out equity-based compensation	—	991
Changes in operating assets and liabilities:
Accounts receivable	13,665	11,675
Income taxes recoverable	(32)	(4)
Prepaid expenses and other assets	(8,076)	(3,626)
Accounts payable	(779)	(2,440)
Accrued compensation, accrued expenses, and other liabilities	(8,583)	(9,153)
Net cash provided by operating activities	3,136	3,289
Cash flows from investing activities
Capitalized software development costs	(2,470)	(1,240)
Purchase of property and equipment	(69)	(211)
Decrease in cash from deconsolidation of SymetryML	—	(69)
Net cash used in investing activities	(2,539)	(1,520)
Cash flows from financing activities
Cash received for exercised options	150	183
Payment of revolver borrowings	—	(39,017)
Proceeds from SAFE Notes	—	200
Proceeds from SymetryML preferred stock issuance	—	400
Taxes paid related to net settlement of restricted stock awards	(437)	—
Proceeds from employee stock purchase plan	172	—
Net cash used in financing activities	(115)	(38,234)
Net increase (decrease) in cash and cash equivalents	482	(36,465)
Cash and cash equivalents at beginning of period	72,579	100,093
Cash and cash equivalents at end of period	$73,061	$63,628
Supplemental disclosure of cash flow information
Increase in lease liabilities from obtaining right-of-use assets - ASC 842 adoption	$—	$8,376
Increase in lease liabilities from obtaining right-of-use assets	$—	$214
Non-cash investing and financial activities
Capitalized software and property and equipment, net included in accounts payable	$56	$95
Equity-based compensation included in capitalized software development costs	$144	$—

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022. The Condensed Consolidated Balance Sheet as of December 31, 2022, has been derived from the Company's audited consolidated financial statements as of that date. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, which include a complete set of footnote disclosures, including the Company's significant accounting policies. The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Summary of Significant Accounting Policies

There have been no material changes in the Company's significant accounting policies during the six months ended June 30, 2023, as compared to the significant accounting policies described in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2022, except as detailed below.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

ASU No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (Topic 740)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”), which is part of the FASB’s overall simplification initiative to reduce the costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 simplifies accounting guidance for intra-period allocations, deferred tax liabilities, year-to-date losses in interim periods, franchise taxes, step-up in tax basis of goodwill, separate entity financial statements, and interim recognition of tax laws or rate changes. ASU 2019-12 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company has determined the adoption did not have a material impact on the Condensed Consolidated Financial Statements.

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

The Company has elected to expense the costs to obtain or fulfill a contract as incurred because the amortization period of the asset that the Company otherwise would have recognized is one year or less. Therefore, there were no contract cost assets recognized as of June 30, 2023 or December 31, 2022.

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

4.
ACCOUNTS RECEIVABLE, Net

Accounts receivable, net consisted of the following:

	June 30,	December 31,
	2023	2022
Accounts receivable	$43,025	$56,243
Other receivables	—	483
	$43,025	$56,726
Less: allowance for credit losses	(663)	(699)
Accounts receivable, net	$42,362	$56,027

The provision for credit losses on accounts receivable was $0 and $78 for the three months ended June 30, 2023 and 2022, respectively, and $0 and $172 for the six months ended June 30, 2023 and 2022, respectively.

The following table presents changes in the allowance for credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$678	$459	$699	$365
Reserve for credit losses	—	78	—	178
Write-offs, net of recoveries	(15)	—	(36)	(6)
Ending balance	$663	$537	$663	$537

5.
PREPAID EXPENSES

Prepaid expenses consisted of the following:

	June 30,	December 31,
	2023	2022
Income taxes	$6,429	$—
Platform operations	1,539	876
Insurance	1,060	—
Software	445	501
Sales and marketing	248	69
Other	305	20
Total	$10,026	$1,466

6.
PROPERTY AND EQUIPMENT, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2023	2022
Computers and equipment	$924	$949
Less: accumulated depreciation	(430)	(429)
Total	$494	$520

Depreciation expense on Property and equipment was $49 and $48 for the three months ended June 30, 2023 and 2022, respectively, and $98 and $92 for the six months ended June 30, 2023 and 2022, respectively.

7.
INTANGIBLE ASSETS, Net

Intangible assets, net consisted of the following:

		June 30, 2023
	Remaining Weighted Average Useful Life (in years)	Gross amount	Accumulated amortization	Net carrying amount
Software	—	$6,038	$(6,038)	$—
Capitalized software costs	1.3	12,843	(8,994)	3,849
Customer relationships	0.6	31,492	(29,255)	2,237
Trademarks/tradename	3.6	10,195	(6,632)	3,563
Total		$60,568	$(50,919)	$9,649

		December 31, 2022
	Remaining Weighted Average Useful Life (in years)	Gross amount	Accumulated amortization	Net carrying amount
Software	—	$6,038	$(6,038)	$—
Capitalized software costs	1.1	10,173	(7,535)	2,638
Customer relationships	1.0	31,492	(27,017)	4,475
Trademarks/tradename	4.0	10,195	(6,125)	4,070
Total		$57,898	$(46,715)	$11,183

Amortization expense was included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Platform operations	$712	$534	$1,375	$1,066
Sales and marketing	1,370	1,370	2,740	2,740
Technology and development	60	—	83	140
General and administrative	3	2	6	4
Total	$2,145	$1,906	$4,204	$3,950

Total amortization expense for the three months ended June 30, 2023 and 2022 was $2,145 and $1,906, respectively, and $4,204 and $3,950 for the six months ended June 30, 2023 and 2022, respectively. Amortization expense for capitalized software costs for the three months ended June 30, 2023 and 2022 was $772 and $533, respectively, and $1,458 and $1,065 for the six months ended June 30, 2023 and 2022, respectively.

Estimated future amortization of intangible assets as of June 30, 2023 is as follows:

Remainder of 2023	$4,233
2024	3,085
2025	1,306
2026	1,016
2027	7
Thereafter	2
Total	$9,649

8.
GOODWILL

The Company is a single reporting unit. The goodwill balance as of June 30, 2023 and December 31, 2022 was $34,842.

The Company did not identify a goodwill impairment indicator during the six months ended June 30, 2023 to necessitate the performance of an interim impairment test. The Company will continue to monitor impairment indicators in future periods, inclusive of its stock price.

9.
ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2023	December 31, 2022
Campaign costs	2,669	4,081
Deferred revenues	677	1,149
Platform operations	426	401
Other	325	593
Total	$4,097	$6,224

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

The Company is subject to customary representations, warranties, and covenants. The Senior Secured Agreement requires that the Company meet certain financial and non-financial covenants which include, but are not limited to, (i) delivering audited consolidated financial statements to the lender within 90 days after year-end commencing with the fiscal year ending December 31, 2022 financial statements, (ii) delivering unaudited quarterly consolidated financial statements within 45 days after each fiscal quarter, commencing with the quarterly period ending on March 31, 2022 and (iii) maintaining certain leverage ratios and liquidity coverage ratios. As of June 30, 2023 and December 31, 2022, we were in full compliance with the terms of the Senior Secured Agreement.

As of June 30, 2023 and December 31, 2022, the Company had one letter of credit for $983. As of June 30, 2023 and December 31, 2022, there were no amounts drawn on the Revolving Credit Facility.

11.
INCOME TAXES

For the three months ended June 30, 2023 and 2022, the Company recorded an income tax benefit of $7,666 and $610, respectively, and for the six months ended June 30, 2023 and 2022, the Company recorded an income tax benefit of $5,316 and $1,635, respectively. The annual effective income tax rates before discrete items (“AETR”) for the six months ended June 30, 2023 and 2022 was 179.1% and 41.1%, respectively.

The AETR for the six months ended June 30, 2023 was more than the statutory rate of 21% primarily due to lower forecasted pre-tax book income relative to expected full-year expense, state and local income taxes, meals and entertainment, and executive equity-based compensation not deductible for tax purposes. The Company believes that the current tax benefit recognized in the current quarter will be realized in future quarters. The Company did not include any fair value adjustments not reasonably estimable for the full-year in the calculation of its AETR as the full-year impact of these specific items cannot be reasonably projected. Refer to Note 14 – Seller's Earn-out and Note 15 – Warrants for further detail on fair value adjustments for the Seller's Earn-Out and warrant liabilities, respectively.

12.
EQUITY-BASED COMPENSATION

Stock Option Award Activity

For the three months ended June 30, 2023 and 2022, $3 and $63, respectively, of equity-based compensation expense was recognized related to equity options granted, and for the six months ended June 30, 2023 and 2022, $3 and $125, respectively, of the equity-based compensation expense was recognized related to equity options granted.

The following table summarizes stock option activity for the six months ended June 30, 2023:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2022	6,915,715	$0.61
Exercised	(233,467)	0.64
Forfeited	(18,563)	0.74
Outstanding as of June 30, 2023	6,663,685	$0.60
Exercisable as of June 30, 2023	6,637,305	$0.60

Restricted Stock Units

On May 24, 2023, the Company granted 5,564,806 Restricted Stock Units (“RSUs”) at a fair value of $1.51 per share to employees and Board members, which consisted of a mix of both time-based and performance-based vesting conditions (“PSUs”). The vesting conditions for the PSUs are based on achievement of revenue targets.

Equity-based compensation expense was not recognized on the PSUs for the three and six months ended June 30, 2023 and 2022 or the three and six months ended June 30, 2022, on the basis that achievement of the specified performance targets was not considered probable to be met in the periods. All PSUs granted in the year ended December 31, 2022 were cancelled as of December 31, 2022 due to not obtaining the defined targets of the related grants.

For the three months ended June 30, 2023 and 2022, $1,822, and $3,793 of equity-based compensation expense was recognized, and for the six months ended June 30, 2023 and 2022, $3,265 and $5,719 of equity-based compensation expense was recognized, related to RSUs with time-based vesting conditions.

The following summarizes RSU activity for the six months ended June 30, 2023:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2022	2,764,681	$9.23
Granted	5,564,806	1.51
Vested	(954,798)	9.12
Forfeited	(134,216)	8.85
Outstanding as of June 30, 2023	7,240,473	$3.32

Employee Stock Purchase Plan

On December 21, 2021, the Company’s stockholders approved the AdTheorent Holding Company, Inc. Employee Stock Purchase Plan (the “ESPP”) and the ESPP became effective on such date with an authorized 2,026,328 shares of common stock (subject to certain adjustments to reflect changes in the Company’s capitalization) are reserved and may be purchased by eligible employees who become participants in the ESPP. The purchase price per share of the common stock is the lesser of 85% of the fair market value of a share of common stock on the offering date or 85% of the fair market value of a share of common stock on the purchase date. The first offering period under the ESPP began August 15, 2022 and ended January 14, 2023. Beginning with the second offering period beginning January 14, 2023, each offering period will be six months. Pursuant to the ESPP, on January 1, 2023, the Company added 869,863 shares available for issuance. As of June 30, 2023, there were 2,784,758 shares of common stock available for issuance pursuant to the ESPP.

Total compensation expense related to the ESPP was $35 and $0 for the three months ended June 30, 2023 and 2022, respectively, and $72 and $0 for the six months ended June 30, 2023 and 2022, respectively, classified within each applicable operating expense category on the accompanying Consolidated Statements of Operations and in the equity-based compensation table below.

The fair value of the purchase rights granted under the ESPP for the offering period beginning January 14, 2023 was $0.68. It was estimated by applying the Black-Scholes Option-Pricing model (“BSM”) to the purchase period in the offering period using the following assumptions:

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

Risk-free interest rate - The risk-free interest rate is based on a United States (“U.S.”) Treasury rate in effect on the date of grant with a term equal to the expected term.

Equity-Based Compensation Expense

The following table summarizes the total equity-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Platform operations	$300	$618	$507	$880
Sales and marketing	727	1,275	1,342	1,853
Technology and development	206	642	389	1,024
General and administrative	627	1,321	1,102	2,087
Total equity-based compensation expense	$1,860	$3,856	$3,340	$5,844

Equity-based compensation included in capitalized software development costs was $72 and $0 for the three months ended June 30, 2023 and 2022, respectively and $144 and $0 for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, all stock options were vested and the related compensation cost was fully recognized.

As of June 30, 2023, there was $18,603 of total unrecognized compensation expense related to the RSUs, which is expected to be recognized over a weighted average period of 1.8 years.

13.
EQUITY

The Company has authorized a total of 370,000,000 shares for issuance with 350,000,000 shares designated as common stock and 20,000,000 shares designated as preferred stock.

The Company’s common stockholders are entitled to one vote per share for the election of the Company directors and all other matters submitted to a vote of stockholders of the company. Additionally, the Company’s common stockholders will be entitled to receive dividends when, as and if declared by the Company Board, payable either in cash, in property or in shares of capital stock, after payment to any Company preferred stockholders having preference, if any. Out of the total authorized common stock, 87,970,897, and 86,968,309 were issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.

The Company’s Board is authorized to issue shares of preferred stock, without stockholder approval, with such designations, voting and other rights and preferences as they may determine. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

14.
SELLER'S EARN-OUT

The estimated fair value of the Seller’s Earn-Out, as defined in Note 15 – Seller’s Earn-Out included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, was determined using a Monte Carlo simulation valuation model using the most reliable information available. Assumptions used in the valuation were as follows:

	June 30, 2023	December 31, 2022
Stock price	$1.40	$1.66
Dividend yield	0.00%	0.00%
Volatility	80.00%	75.00%
Risk-free rate	4.49%	4.37%
Forecast period (in years)	1.48	1.98

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

Seller’s Earn-Out to equity holders and vested Exchanged Options as of Close:

The Seller’s Earn-Out is recorded on the Condensed Consolidated Balance Sheet as a non-current liability since the expected date of achievement based on the valuation model is over twelve months as of June 30, 2023. The following table presents activity for the Seller's Earn-Out measured using the Monte Carlo model, described above, as of June 30, 2023 and December 31, 2022:

Seller's Earn-Out
Balance at December 31, 2022	$773
Change in fair value	(525)
Balance at June 30, 2023	$248

Seller’s Earn-Out to Exchanged Option and Exchanged Unit holders as of Close:

Equity-based compensation related to the Seller’s Earn-Out to Exchanged Option and Exchanged Unit holders was $0 and $499 for the three months ended June 30, 2023 and 2022, respectively, and $0 and $991 for the six months ended June 30, 2023 and 2022, respectively. The compensation expense was fully recognized in the third quarter of 2022.

Equity-based compensation expense related to the Seller’s Earn-Out to Exchanged Option and Exchanged Unit holders was included in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 as follows:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Platform operations	$59	$117
Sales and marketing	147	295
Technology and development	49	94
General and administrative	244	485
Total	$499	$991

15.
WARRANTS

The following table summarizes the number of outstanding Public Warrants and Private Placement Warrants and the corresponding exercise price:

	June 30, 2023	December 31, 2022	Exercise Price	Expiration Date
Public Warrants	10,541,657	10,541,657	$11.50	December 21, 2026
Private Placement Warrants	5,432,237	5,432,237	$11.50	December 21, 2026

Of the 5,432,237 Private Placement Warrants, 551,096 warrants are held in escrow subject to earn-out targets (“Escrow Warrants”). The Escrow Warrants will be released if the volume-weighted average price of the Company’s common stock equals or exceeds $14.00 per share for any 20 trading days within any consecutive 30 trading day period on or before December 21, 2024.

Measurement of Public Warrants

The Public Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of June 30, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ADTHW. There were 10 warrants exercised in the three and six months ended June 30, 2022.

Measurement of Private Placement Warrants

The Private Placement Warrants are measured at fair value on a recurring basis. As of June 30, 2023, a BSM was used to determine fair value and as of December 31, 2022, a Monte Carlo simulation model is used to determine fair value. The measurement of the Private Placement Warrants is classified as Level 2.

The key inputs into the BSM and Monte Carlo simulation model as of June 30, 2023 and December 31, 2022, respectively, for the Private Placement Warrants were as follows:

	June 30,	December 31,
	2023	2022
Risk-free interest rate	4.40%	4.07%
Dividend yield	0.00%	0.00%
Expected term (years)	3.48	3.98
Expected Volatility	80.00%	69.50%
Exercise Price	$11.50	$11.50
Stock Price	$1.40	$1.66

The volatility utilized in estimating the fair value of the Company’s Private Placement Warrant liability as of June 30, 2023, was based on a weighted average of the implied volatility, the guideline public company volatility, and the Company’s historical volatility. The implied volatility was calculated from the public warrants and using the Monte Carlo simulation approach. The guideline public company volatility was estimated based on historical lookback volatility of guideline public companies over a term commensurate with the expected term of the warrant, as well as consideration to implied volatilities sourced from Bloomberg, L.P. The Company’s historical volatility was estimated based on the historical lookback of AdTheorent’s volatility over the time since the Company was publicly traded.

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

Warrant liability

On June 30, 2023, the fair values of the Public Warrants and Private Placement Warrants outstanding were determined to be $0.11 and $0.18 per warrant, respectively. On December 31, 2022, the Public Warrants and Private Placement Warrants outstanding were determined to be $0.10 and $0.23 per warrant, respectively.

The following table presents the changes in the fair value of the Public and Private Placement Warrants:

	Public Warrants	Private Placement Warrants	Total Warrant Liabilities
Fair value as of December 31, 2022	$1,054	$1,244	$2,298
Change in valuation inputs or other assumptions	105	(251)	(146)
Fair value as of June 30, 2023	$1,159	$993	$2,152

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

SymetryML Holdings and SymetryML was ultimately deconsolidated as of March 31, 2022 through a series seed preferred financing transaction (“Deconsolidation”), resulting in a gain of $1,939, of which $541 related to the remeasurement of the retained noncontrolling investment to fair value. The gain of $1,939 was recorded within Other Income on the Company’s Condensed Consolidated Statements of Operations for the six months ended June 30, 2022.

The following table shows the amounts related to the accounting for the Deconsolidation:

For the Six Months Ended June 30, 2022
Fair value of consideration received	$—
Fair value of retained noncontrolling interest	861
Carrying amount of deconsolidated noncontrolling interest	2,372
Less: Carrying amount of deconsolidated net assets	(1,294)
Gain on Deconsolidation	$1,939

The Deconsolidation resulted in the removal of the noncontrolling interest presentation and therefore there is no noncontrolling interest as of June 30, 2023 or December 31, 2022.

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

Retained Fair Value Option Investments in SymetryML and SymetryML Holdings

For its retained noncontrolling investment in SymetryML Holdings, the Company has made an irrevocable election to account for its investment at fair value with changes in fair value reported in earnings. The Company elected to apply fair value accounting to the retained investment in SymetryML Holdings because the Company believes that fair value is the most relevant measurement attribute for these investments, as well as to reduce operational and accounting complexity. The Company’s election to apply fair value accounting to these investments may cause fluctuations in the Company’s earnings from period to period. The fair value of the Company’s retained investment was $631 and $789 as of June 30, 2023 and December 31, 2022, respectively.

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

17.
FAIR VALUE MEASUREMENTS

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment in SymetryML Holdings(2)	$—	$—	$631	$631
Total assets	$—	$—	$631	$631
Liabilities:
Public warrants(1)	$1,159	$—	$—	$1,159
Private placement warrants(1)	—	993	—	993
Seller's Earn-Out(1)	—	—	248	248
Total liabilities	$1,159	$993	$248	$2,400

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment in SymetryML Holdings(2)	$—	$—	$789	$789
Total assets	$—	$—	$789	$789
Liabilities:
Public warrants(1)	$1,054	$—	$—	$1,054
Private placement warrants(1)	—	1,244	—	1,244
Seller's Earn-Out(1)	—	—	773	773
Total liabilities	$1,054	$1,244	$773	$3,071

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

The following tables present a rollforward of the Company's assets and liabilities classified as Level 3 for six months ended June 30, 2023 and 2022.

	Six Months Ended June 30, 2023
	Investment in SymetryML Holdings	Seller's Earn-Out Liability
Balance as December 31, 2022	$789	$773
Measurement adjustments	(158)	(525)
Balance as of June 30, 2023	$631	$248

	Six Months Ended June 30, 2022
	Investment in SymetryML Holdings	Seller's Earn-Out Liability
Balance as December 31, 2021	$—	$18,081
Additions	861	—
Measurement adjustments	(10)	(12,763)
Balance as of June 30, 2022	$851	$5,318

18.
EARNINGS PER SHARE

The computation of net income per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to AdTheorent Holding Company, Inc.	$8,082	$57,777	$2,859	$16,037

Weighted-average common shares outstanding - basic	87,874,081	85,766,302	87,713,571	85,775,210
Effect of dilutive equity-based awards	4,913,874	7,636,348	4,693,689	7,508,309
Weighted-average common shares outstanding - diluted	92,787,955	93,402,650	92,407,260	93,283,519

Earnings per share:
Basic	$0.09	$0.67	$0.03	$0.19
Diluted	$0.09	$0.62	$0.03	$0.17

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net income per common stockholder because their impact would have been anti-dilutive for the period presented, or their contingency conditions were not met:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	2,029,697	310,866	2,146,708	326,231
Restricted stock units	5,922,608	3,603,659	6,025,782	3,716,334
Public warrants	10,541,657	10,541,657	10,541,657	10,541,657
Private placement warrants (1)	5,432,237	5,432,237	5,432,237	5,432,237
Seller's Earn-Out	6,785,714	6,785,714	6,785,714	6,785,714
Sponsor Earn-Out	598,875	598,875	598,875	598,875
Total	31,310,788	27,273,008	31,530,973	27,401,048

(1)
Of the 5,432,237 Private Placement Warrants, 551,096 warrants are held in escrow subject to earn-out targets.
19.
LEASES

The Company has operating lease agreements for office space in the U.S. With the exception of the New York headquarters office lease, the Company’s leases expire at various times through July 2025 and certain leases may be extended at the Company’s option. The New York headquarters office lease expires in 2028. The Company recognizes operating lease expense on a straight-line basis over the term of the lease.

Additionally, the Company has short-term leases with an initial term of twelve months or less that are not recorded on the Condensed Consolidated Balance Sheets.

Lease expense is allocated to operating expense categories (Platform operations, Sales and marketing, Technology and development, General and administrative) in the Condensed Consolidated Statements of Operations in proportion to headcount in each of these categories. The components of lease expense for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$244	$241	$499	$472
Short term lease cost	$138	$27	$264	$49
Variable lease cost	$—	$—	$—	$—

Supplemental cash flow information related to the Company’s operating leases for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023	2022
Operating cash flows used for operating leases	$749	$613
Right-of-use assets obtained in exchange for new operating lease obligations	$—	$214

Supplemental balance sheet information related to the Company’s operating leases as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (years)	5.12	5.59
Weighted average discount rate (%)	3.25%	3.25%

Approximate future minimum lease payments for the Company’s operating leases are as follows as of June 30, 2023:

June 30, 2023
Remainder of 2023	$735
2024	1,441
2025	1,433
2026	1,415
2027	1,364
Thereafter	1,023
Total operating lease payments	7,411
Less: Imputed interest	(579)
Total operating lease liabilities	$6,832

In connection with one lease agreement, the Company maintains a letter of credit in the total amount of $983 as of both June 30, 2023 and December 31, 2022.

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

Business Overview

Founded in 2012, we are a digital media platform which focuses on performance-first, privacy-forward methods to execute programmatic digital advertising campaigns, serving both advertising agency and brand customers. Without relying on individualized profiles or sensitive personal data for targeting, we utilize machine learning and advanced data analytics to make programmatic digital advertising more effective and efficient at scale, delivering measurable real-world value for advertisers. Our differentiated advertising capabilities and superior campaign performance, measured by customer-defined business metrics or key performance indicators, have helped fuel our customer adoption and year-after-year growth.

We use machine learning and advanced data science to organize, analyze and operationalize non-sensitive data to deliver real-world value for customers. Central to our ad-targeting and campaign optimization methods, we build custom machine learning models for each campaign using historic and real-time data to predict future consumer conversion actions for every digital ad impression. We have integrations with Digital Ad Exchanges, or Supply Side Platforms (“SSPs”), from which we are sent ad impression opportunities for evaluation and purchase. We predictively score all ad impression opportunities for the purpose of deciding which ad impressions will likely drive valuable conversions or engagement activity for our customers. Our predictive platform scores up to one million digital ad impressions per second and 70 billion to 80 billion digital ad impressions per day, assigning a “predictive score” to each. Each predictive score is determined by correlating non-individualized data attributes associated with the particular impression with data corresponding to previously purchased impressions that yielded consumer conversion or engagement activity. Such non-individualized attributes include variables such as publisher, content and URL keywords, device make, device operating system and other device attributes, ad position, geographic data, weather, demographic signals, creative type and size, etc. The “predictive scores” generated by our platform allow us and our advertising clients to determine which ad impressions are more likely or less likely to result in client-desired key performance indicators. Our machine learning models are customized for every campaign and our platform “learns” over the course of each campaign as it processes more data related to post media view conversion experience. Based on these statistical probabilities or “predictive scores,” our platform automatically determines bidding optimizations to drive conversions and advertiser return on investment (“ROI”) or return on advertising spend (“ROAS”), delivering on less than 0.001 of the evaluated advertising requests. Our use of machine learning and data science helps us to maximize efficiency and performance, enabling our customers to avoid wasted ad spend related to suboptimal impressions such as impressions that are predicted to be at a greater risk for fraud/invalid traffic or impressions with a higher likelihood of being unviewable, unmeasurable, or not brand safe, among other factors.

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

Supplementing our core machine learning-powered platform capabilities, we offer customized vertical solutions to address the needs of advertisers in specialized industries. These specialized solutions feature vertical-specific capabilities related to targeting, measurement and audience validation. Our broader health offering, which encompasses engagements with customers in the verticals and sub-verticals of healthcare, pharmaceutical, pharmacy, over-the-counter brands, and health-related government (collectively, “AdTheorent Health”), harnesses the power of machine learning to drive superior performance on campaigns targeting both healthcare providers and patients, leveraging Health Insurance Portability and Accountability Act (“HIPAA”) compliant methods and targeting practices that comply with Network Advertising Initiative Code and other self-regulatory standards. In the third quarter of 2022, we launched our AdTheorent Health Predictive Audience Builder, a new-to-market solution which allows programmatic advertisers to use aggregated health data to research and target “audiences” in a more precise, data-driven and less opaque manner than what is currently available across the industry. This solution leverages primary-sourced health data and machine learning to create statistical representations of audiences, but notably is not ID-based and does not include Personal Health Information. These features allow AdTheorent Health Predictive Audiences to be built for performance, with the goal of achieving health advertisers' key performance indicators, while being privacy forward and HIPAA-compliant by design. Subsequently, in the fourth quarter and part of our strategy to establish a scalable foundation for the deployment of innovative verticalized solutions, we launched AdTheorent Predictive Audience Builder, a platform tool that allows advertisers to build customizable, machine learning-based audiences for other key verticals such as banking, financial services and insurance (“BFSI”) and retail. We have also created additional offerings tailored to address the unique challenges and opportunities in a growing range of other verticals.

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

The number of active customers as of June 30, 2023 was 340 and as of June 30, 2022 was 331, increasing by 9 customers, or 3%, respectively, year over year. The number of active customers as of December 31, 2022 was 347.

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

Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022

The following table summarizes our historical results of operation for the periods presented:

	Three Months Ended				Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$37,587	100.0%	$42,476	100.0%	$70,261	100.0%	$76,717	100.0%
Operating expenses:
Platform operations	20,735	55.2%	20,854	49.1%	39,122	55.7%	38,626	50.3%
Sales and marketing	10,624	28.3%	11,083	26.1%	20,931	29.8%	21,413	27.9%
Technology and development	3,368	9.0%	4,153	9.8%	6,659	9.5%	8,438	11.0%
General and administrative	3,589	9.5%	5,103	12.0%	7,525	10.7%	10,704	14.0%
Total operating expenses	38,316	101.9%	41,193	97.0%	74,237	105.7%	79,181	103.2%
(Loss) income from operations	(729)	-1.9%	1,283	3.0%	(3,976)	-5.7%	(2,464)	-3.2%
Interest income (expense), net	424	1.1%	(47)	-0.1%	1,043	1.5%	(156)	-0.2%
Gain on change in fair value of Seller's Earn-Out	292	0.8%	37,419	88.1%	525	0.7%	12,763	16.6%
Gain on change in fair value of warrants	415	1.1%	18,523	43.6%	146	0.2%	2,587	3.4%
Gain on deconsolidation of SymetryML	—	0.0%	—	0.0%	—	0.0%	1,939	2.5%
Loss on change in fair value of SAFE Notes	—	0.0%	—	0.0%	—	0.0%	(788)	-1.0%
Gain (loss) on fair value of investment in SymetryML Holdings	10	0.0%	(10)	0.0%	(158)	-0.2%	(10)	0.0%
Other income (expense), net	4	0.0%	(1)	0.0%	(37)	-0.1%	(19)	0.0%
Total other income, net	1,145	3.0%	55,884	131.6%	1,519	2.2%	16,316	21.3%
Net income (loss) before income taxes	416	1.1%	57,167	134.6%	(2,457)	-3.5%	13,852	18.1%
Benefit for income taxes	7,666	20.4%	610	1.4%	5,316	7.6%	1,635	2.1%
Net income	$8,082	21.5%	$57,777	136.0%	$2,859	4.1%	$15,487	20.2%

Revenue

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended June 30,	$37,587	$42,476	$(4,889)	(11.5)%
Six Months Ended June 30,	$70,261	$76,717	$(6,456)	(8.4)%

Total revenue decreased $4.9 million, or 11.5%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The largest drivers of the decrease were in the BFSI, retail, healthcare/pharmaceutical, and software/websites verticals, which collectively decreased by $8.1 million, or 29.4%. The BFSI vertical was impacted by negative macroeconomic conditions affecting automotive finance and insurance. In the healthcare and retail verticals, we saw budget cuts in the quarter from a small number of customers. Despite the slower pace of spend in the quarter, the number of health advertisers increased. Offsetting these decreases were increases in the alcohol/tobacco, government/education/nonprofit, Consumer Packaged Goods (“CPG”), and travel verticals totaling approximately $3.9 million, or 38.0%.

Total revenue decreased $6.5 million or 8.4%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The largest drivers of the decrease were in the BFSI, retail, government/education/nonprofit, and software/websites verticals, which collectively decreased by $10.4 million, or 28.1%. The BFSI vertical was impacted by negative macroeconomic conditions affecting automotive finance and insurance and the decrease in the government/education/nonprofit vertical was driven by declines in public health campaigns related to the COVID-19 pandemic. Offsetting these decreases were increases in the travel, CPG, and alcohol/tobacco verticals totaling approximately $4.6 million, or 43.5%.

Operating expenses

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended June 30,	$38,316	$41,193	$(2,877)	(7.0)%
Six Months Ended June 30,	$74,237	$79,181	$(4,944)	(6.2)%

Operating expenses decreased $2.9 million, or 7.0%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and decreased $4.9 million, or 6.2%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Refer to the discussion below for further details of these variances.

Platform operations

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended June 30,	$20,735	$20,854	$(119)	(0.6)%
Six Months Ended June 30,	$39,122	$38,626	$496	1.3%

Platform operations expenses decreased by $0.1 million, or 0.6%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 mainly attributable to a decrease in revenue driven traffic acquisition costs of $0.6 million, or 4.1%, and a decrease of $0.3 million in equity-based compensation. The decreases were offset by an increase of $0.6 million in our data infrastructure expense attributable to data used in our platform not related to any specific campaign, and a $0.3 million increase in hosting expense. The increase in hosting expense is primarily due to increased infrastructure to support the development of our increased investment in healthcare and a new multi-year hosting deal that will yield future incentives in this area.

Platform operations expenses increased by $0.5 million, or 1.3%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 mainly due to an increase of $0.9 million in our data infrastructure expense attributable to data used in our platform which is not related to any specific campaign and an increase in hosting expense of $0.2 million. The increase in hosting expense is primarily due to increased infrastructure to support the development of our increased investment in healthcare and a new multi-year hosting deal that will yield future incentives in this area. The increases were offset by a decrease of $0.4 million in equity-based compensation and a decrease of $0.3 million in lower headcount primarily related to our personnel who set up and monitor campaign performance.

Sales and marketing

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended June 30,	$10,624	$11,083	$(459)	(4.1)%
Six Months Ended June 30,	$20,931	$21,413	$(482)	(2.3)%

Sales and marketing expenses decreased by $0.5 million or 4.1% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 mainly due to a $0.5 million decrease in equity-based compensation, a decrease of $0.2 million in employee costs primarily related to lower headcount in our sales and customer support teams, a $0.1 million decrease in Seller’s Earnout equity-based compensation as the expense was fully recognized as of September 2022, and an offsetting increase of $0.4 million in travel-related expenses.

Sales and marketing expenses decreased by $0.5 million, or 2.3%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 mainly due to a $0.5 million decrease in equity-based compensation, a decrease of $0.4 million in employee costs primarily related to lower headcount in our sales and customer support teams, and a $0.3 million decrease in Seller’s Earnout equity-based compensation as the expense was fully recognized as of September 2022. Offsetting the decrease is an increase of $0.6 million for travel-related expenses.

Technology and development

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended June 30,	$3,368	$4,153	$(785)	(18.9)%
Six Months Ended June 30,	$6,659	$8,438	$(1,779)	(21.1)%

Technology and development expenses decreased $0.8 million, or 18.9%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 mainly due to a $0.5 million decrease in employee related costs related to the increase in hours worked on capitalizable projects, and a decrease in equity-based compensation of $0.4 million.

Technology and development expenses decreased by $1.8 million, or 21.1%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 mainly due to a $0.9 million decrease in employee related costs related to the increase in hours worked on capitalizable projects, a $0.4 million decrease in technology and development expenses related to the deconsolidation of SymetryML Holdings on March 31, 2022, and a decrease of $0.6 million in equity-based compensation.

For further information on the deconsolidation of SymetryML Holdings, refer to Note 16 — SymetryML and SymetryML Holdings of our Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q.

General and administrative

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended June 30,	$3,589	$5,103	$(1,514)	(29.7)%
Six Months Ended June 30,	$7,525	$10,704	$(3,179)	(29.7)%

General and administrative expenses decreased $1.5 million, or 29.7%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to decreases of $0.7 million in equity-based compensation, $0.3 million of insurance expense, mainly driven by decrease in directors and officers insurance, $0.2 million in Seller’s Earnout equity-based compensation, and $0.1 million related to professional service fees such as audit, legal, and professional consulting fees.

General and administrative expenses decreased by $3.2 million, or 29.7%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to a $1.3 million decrease in professional fees such as audit, legal, and professional consulting fees related to initial costs as a publicly traded company and decreases of $1.0 million in equity-based compensation, $0.6 million of insurance expense, mainly driven by decrease in directors and officers insurance, and $0.5 million decrease in Seller’s Earnout equity-based compensation.

Interest income (expense)

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended June 30,	$424	$(47)	$471	1,002.1%
Six Months Ended June 30,	$1,043	$(156)	$1,199	768.6%

Interest income, net was $0.4 million for the three months ended June 30, 2023 resulting in a change of $0.5 million when compared to the three months ended June 30, 2022. The change in net interest was primarily due to an increase in interest income earned of $0.4 million related to more favorable interest rates on money market investments.

Interest income, net was $1.0 million for the six months ended June 30, 2023 compared to interest expense, net of $0.2 million for the six months ended June 30, 2022. The net change of $1.2 million was primarily due to an increase in interest income earned of $1.1 million related to more favorable interest rates on money market investments.

Gain on change in fair value of Seller's Earn-Out

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended June 30,	$292	$37,419	$(37,127)	(99.2)%
Six Months Ended June 30,	$525	$12,763	$(12,238)	(95.9)%

For the three months ended June 30, 2023, the Seller's Earn-Out liability decreased $0.3 million in fair value, resulting in a gain for that amount for the period, while in the three months ended June 30, 2022, the Seller’s Earn-out liability decreased in fair value by $37.4 million, resulting in a gain for that amount. These changes in fair value were primarily driven by updates to certain variables such as stock price, stock volatility, risk-free rate, and remaining life.

For the six months ended June 30, 2023, the Seller's Earn-Out liability decreased $0.5 million in fair value, resulting in a gain for that amount for the period, while in the six months ended June 30, 2022, the Seller’s Earn-out liability decreased in fair value by $12.8 million, resulting in a gain for that amount. These changes in fair value were primarily driven by updates to certain variables such as stock price, stock volatility, risk-free rate, and remaining life.

The Seller's Earn-Out was a result of the Business Combination on December 22, 2021, as detailed in Note 3 – Business Combination included in our Annual Report on Form 10-K for the year ended December 31, 2022, (“Business Combination”).

Gain on change in fair value of warrants

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended June 30,	$415	$18,523	$(18,108)	(97.8)%
Six Months Ended June 30,	$146	$2,587	$(2,441)	(94.4)%

For the three months ended June 30, 2023, the fair value of the warrants liability decreased by $0.4 million resulting in a gain for the period, while in the three months ended June 30, 2022, the fair value of the warrants liability decreased $18.5 million, resulting in a gain for that amount. These changes in fair value were primarily driven by updates to certain variables such as stock price, stock volatility, risk-free rate, and remaining life.

For the six months ended June 30, 2023, the fair value of the warrants liability increased by $0.1 million resulting in a gain for the period, while in the six months ended June 30, 2022, the fair value of the warrants liability increased $2.6 million, resulting in a gain for that amount. These changes in fair value were primarily driven by updates to certain variables such as stock price, stock volatility, risk-free rate, and remaining life.

The warrants were assumed by the Company in connection with the Business Combination.

Benefit for income taxes

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended June 30,	$7,666	$610	$7,056	1,156.7%
Six Months Ended June 30,	$5,316	$1,635	$3,681	225.1%

Benefit for income taxes increased $7.1 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Benefit for income taxes increased $3.7 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

The AETR for the six months ended June 30, 2023 was more than the statutory rate of 21% primarily due to lower forecasted pre-tax book income relative to expected full-year expense, state and local income taxes, meals and entertainment, and executive equity-based compensation not deductible for tax purposes. The Company believes that the current tax benefit recognized in the current quarter will be realized in future quarters. Additionally, we did not include any fair value adjustments not reasonably estimable for the full-year in the calculation of our AETR, such as the Seller's Earn-out and warrant liabilities as we cannot project the full-year impact of these specific items.

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

The following table presents the calculation of gross profit and reconciliation of gross profit to Adjusted Gross Profit for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$37,587	$42,476	$70,261	$76,717
Less: Platform operations	20,735	20,854	39,122	38,626
Gross Profit	16,852	21,622	31,139	38,091
Add back: Other platform operations	7,190	6,724	13,800	13,240
Adjusted Gross Profit (1)	$24,042	$28,346	$44,939	$51,331

EBITDA and Adjusted EBITDA

EBITDA is a non-GAAP financial measure defined by us as net income, before interest (income) expense, net; depreciation, amortization; and income tax benefit. Adjusted EBITDA is defined as EBITDA before equity-based compensation expense, transaction costs related to the Business Combination, non-core operations, and other non-recurring items.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net income	$8,082	$57,777	$2,859	$15,487
Interest (income) expense, net	(424)	47	(1,043)	156
Tax benefit	(7,666)	(610)	(5,316)	(1,635)
Depreciation and amortization	2,194	1,954	4,302	4,042
EBITDA (1)	$2,186	$59,168	$802	$18,050
Equity-based compensation	1,860	3,856	3,340	5,844
Seller's Earn-Out equity-based compensation	—	499	—	991
Transaction costs (2)	—	(271)	166	(131)
Gain on change in fair value of Seller's Earn-Out (3)	(292)	(37,419)	(525)	(12,763)
Gain on change in fair value of warrants (4)	(415)	(18,523)	(146)	(2,587)
Gain on deconsolidation of SymetryML (5)	—	—	—	(1,939)
Loss on change in fair value of SAFE Notes (6)	—	—	—	788
(Gain) loss on fair value of investment in SymetryML Holdings	(10)	10	158	10
Non-core operations (7)	—	—	—	351
Adjusted EBITDA (1)	$3,329	$7,320	$3,795	$8,614

Adjusted EBITDA as a Percentage of Adjusted Gross Profit and Adjusted Gross Profit as a Percentage of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Gross Profit	$16,852	$21,622	$31,139	$38,091
Net income	$8,082	$57,777	$2,859	$15,487
Net income as a percentage of Gross Profit	48.0%	267.2%	9.2%	40.7%
Adjusted Gross Profit (1)	$24,042	$28,346	$44,939	$51,331
Adjusted EBITDA (1)	$3,329	$7,320	$3,795	$8,614
Adjusted EBITDA as a percentage of Adjusted Gross Profit (1)	13.8%	25.8%	8.4%	16.8%
Gross Profit	$16,852	$21,622	$31,139	$38,091
Revenue	$37,587	$42,476	$70,261	$76,717
Gross Profit as a percentage of Revenue	44.8%	50.9%	44.3%	49.7%
Revenue	$37,587	$42,476	$70,261	$76,717
Adjusted Gross Profit (1)	$24,042	$28,346	$44,939	$51,331
Adjusted Gross Profit as a percentage of Revenue (1)	64.0%	66.7%	64.0%	66.9%
(1)
We use non-GAAP financial measures to help set budgets, establish operational goals, analyze financial results and performance, and make strategic decisions.
(2)
Includes professional fees directly related to the December 22, 2021 Business Combination.
(3)
In connection with the Business Combination, a Seller's Earn-Out liability was recorded. The gain represents the decrease in fair value of the Seller's Earn-Out in the three and six months ended June 30, 2023 and 2022.
(4)
In connection with the Business Combination, a liability for warrants was recorded. The gain represents the decrease in fair value of the warrants in the three and six months ended June 30, 2023 and 2022.
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

Liquidity and Capital Resources

Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, development expenses, general and administrative expenses, and others. As of June 30, 2023, we had $73.1 million in cash and cash equivalents.

As of June 30, 2023, our working capital was $108.4 million. All amounts previously drawn on our Revolving Credit Facility, as defined below were re-paid in January 2022 and we do not anticipate a need to borrow on this facility in the immediate future. We believe we have sufficient sources of liquidity, including cash generated from operations as well as the capacity on the Revolving Credit Facility, to support our operating needs, capital requirements, and debt service requirements for the next twelve months.

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

We are subject to customary representations, warranties, and covenants. The Senior Secured Agreement requires that the Company meet certain financial and non-financial covenants which include, but are not limited to, (i) delivering audited consolidated financial statements to the lender within 90 days after year-end commencing with the fiscal year ending December 31, 2022 financial statements, (ii) delivering unaudited quarterly consolidated financial statements within 45 days after each fiscal quarter, commencing with the quarterly period ending on March 31, 2022 and (iii) maintaining certain leverage ratios and liquidity coverage ratios. As of June 30, 2023, we were in full compliance with the terms of the Senior Secured Agreement.

As of June 30, 2023, we had one letter of credit for approximately $1.0 million and no amounts were drawn on the Revolving Credit Facility.

Cash Flows

The timing of cash receipts from customers and payments to suppliers can significantly impact our cash flows from operating activities. Our collection and payment cycles can vary from period to period.

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

Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest and we record an allowance for credit losses is based on the best estimate of the amount of probable credit losses in existing accounts receivable. Our standard payment terms for our customers range from 30 to 60 days. For the periods presented, the timing of our collections have exceeded the standard payment terms of customers, because like many companies in our industry, we often experience slow payment by advertising agencies, such that advertising agencies typically collect payment from their customers before remitting payment to us. We evaluate the creditworthiness of customers on a regular basis.

We expect to continue generating strong positive cash flows as we scale our operations.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$3,136	$3,289
Net cash used in investing activities	$(2,539)	$(1,520)
Net cash used in financing activities	$(115)	$(38,234)

Operating Activities

Net cash provided by operating activities decreased $0.2 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease was primarily due to the following:

•
Cash collected for revenue decreased $2.2 million.
•
Increase in cash paid for client refunds of $1.3 million.
•
Increase in cash paid for data infrastructure costs attributable to data used in our platform not related to any specific campaign of $1.0 million.
•
Increase in cash paid for taxes of $0.6 million.
•
Increase in cash paid for rent of $0.4 million.
•
Timing differences of certain payments and collections.

Offsetting increases in operating cash included the following:

•
Decrease in cash paid for professional service fees of $2.0 million, including audit, legal, and consulting, related to being a newly public company in the prior year period.
•
Decrease in cash paid for insurance of $1.1 million.
•
Increase in net cash received for interest of $1.1 million.
•
Decrease in cash paid for campaign costs of $0.6 million.
•
Decrease in cash paid for employee expenses of $0.4 million primarily due to the decrease in headcount.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2023 was $2.5 million, primarily consisting of capitalized software development costs.

Net cash used in investing activities during the six months ended June 30, 2022 was $1.5 million, primarily consisting of capitalized software development costs.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2023 was $0.1 million, consisting primarily of cash paid for restricted stock withheld for taxes of $0.4 million. Offsetting these payments were proceeds related to cash received from issuance of shares under the ESPP of $0.2 million, and cash received from stock option exercises of $0.2 million

Net cash used in financing activities during the six months ended June 30, 2022 was $38.2 million, consisting primarily of the re-payment of revolver borrowings of $39.0 million. We also received proceeds from the SAFE Notes of $0.2 million and proceeds related to a SymetryML issuance of preferred stock of $0.4 million.

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

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Exhibit	Description
3.1*	Amended and Restated Certificate of Incorporation
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADTHEORENT HOLDING COMPANY, INC.

	By:	/s/ James Lawson
James Lawson
Chief Executive Officer and Director
(principal executive officer)
Date: August 3, 2023

	By:	/s/ Patrick Elliott
Patrick Elliott
Chief Financial Officer
(principal financial and accounting officer)
Date: August 3, 2023