Form 10-Q
period 2023-09-30
AdTheorent Holding Company, Inc.
filed 2023-11-07
CIK 1838672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, the registrant had 88,241,898 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$74,339	$72,579
Accounts receivable, net	48,693	56,027
Income tax recoverable	177	145
Prepaid expenses	2,673	1,466
Total current assets	125,882	130,217
Property and equipment, net	465	520
Operating lease right-of-use assets	4,987	5,732
Investment in SymetryML Holdings	636	789
Customer relationships, net	1,119	4,475
Other intangible assets, net	7,854	6,708
Goodwill	34,842	34,842
Deferred income taxes, net	12,067	6,962
Other assets	308	359
Total assets	$188,160	$190,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,294	$9,479
Accrued compensation	5,117	8,939
Accrued expenses	5,076	6,224
Operating lease liabilities, current	1,265	1,265
Total current liabilities	21,752	25,907
Warrants	862	2,298
Seller's Earn-Out	23	773
Operating lease liabilities, non-current	5,253	6,201
Total liabilities	27,890	35,179
Stockholders’ equity
Preferred stock, $0.0001 per share, 20,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 350,000,000 shares authorized; 88,206,048 and 86,968,309 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	89,746	83,566
Retained earnings	70,515	71,850
Total stockholders' equity	160,270	155,425
Total liabilities and stockholders’ equity	$188,160	$190,604

See accompanying notes to condensed consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$40,890	$37,584	$111,151	$114,301
Operating expenses:
Platform operations	22,019	19,581	61,141	58,207
Sales and marketing	11,119	11,127	32,050	32,540
Technology and development	3,794	3,955	10,453	12,393
General and administrative	4,113	4,729	11,638	15,433
Total operating expenses	41,045	39,392	115,282	118,573
Loss from operations	(155)	(1,808)	(4,131)	(4,272)
Interest income (expense), net	707	97	1,750	(59)
Gain on change in fair value of Seller's Earn-Out	225	2,901	750	15,664
Gain on change in fair value of warrants	1,290	5,674	1,436	8,261
Gain on deconsolidation of SymetryML	—	—	—	1,939
Loss on change in fair value of SAFE Notes	—	—	—	(788)
Gain (loss) on fair value of investment in SymetryML Holdings	5	(39)	(153)	(49)
Other expense, net	(12)	(5)	(49)	(24)
Total other income, net	2,215	8,628	3,734	24,944
Net income (loss) before income taxes	2,060	6,820	(397)	20,672
(Provision) benefit for income taxes	(6,254)	(1,095)	(938)	540
Net (loss) income	$(4,194)	$5,725	$(1,335)	$21,212
Less: Net loss attributable to noncontrolling interest	—	—	—	550
Net (loss) income attributable to AdTheorent Holding Company, Inc.	$(4,194)	$5,725	$(1,335)	$21,762
(Loss) earnings per share:
Basic	$(0.05)	$0.07	$(0.02)	$0.25
Diluted	$(0.05)	$0.06	$(0.02)	$0.23
Weighted-average common shares outstanding:
Basic	88,175,813	86,492,025	87,869,345	86,003,514
Diluted	88,175,813	92,122,421	87,869,345	92,885,851

See accompanying notes to condensed consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except for number of shares)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
December 31, 2022	86,968,309	$9	$83,566	$71,850	$—	155,425
Equity-based compensation	—	—	1,552	—	—	1,552
Exercises of options	80,520	—	57	—	—	57
Vesting of restricted stock, net of shares withheld for taxes	605,854	—	(399)	—	—	(399)
Shares issued under employee stock purchase plan	111,433	—	172	—	—	172
Net loss	—	—	—	(5,223)		(5,223)
March 31, 2023	87,766,116	$9	$84,948	$66,627	$—	$151,584
Equity-based compensation	—	—	1,932	—	—	1,932
Exercises of options	152,947	—	93	—	—	93
Vesting of restricted stock, net of shares withheld for taxes	51,834	—	(38)	—	—	(38)
Net income	—	—	—	8,082	—	8,082
June 30, 2023	87,970,897	$9	$86,935	$74,709	$—	$161,653
Equity-based compensation	—	—	2,697	—	—	2,697
Vesting of restricted stock, net of shares withheld for taxes	114,179	—	(29)	—	—	(29)
Shares issued under employee stock purchase plan	120,972	—	143	—	—	143
Net loss	—	—	—	(4,194)	—	(4,194)
September 30, 2023	88,206,048	$9	$89,746	$70,515	$—	$160,270

See accompanying notes to condensed consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)

(in thousands, except for number of shares)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
December 31, 2021	85,743,994	$9	$70,778	$42,512	$(1,416)	111,883
Equity-based compensation	—	—	1,988	—	—	1,988
Seller's Earn-Out equity-based compensation	—	—	492	—	—	492
Conversion of SAFE Notes into SymetryML preferred stock	—	—	—	—	3,938	3,938
SymetryML preferred stock issuance	—	—	—	—	400	400
Deconsolidation of SymetryML Holdings	—	—	—	—	(2,372)	(2,372)
Net loss	—	—	—	(41,740)	(550)	(42,290)
March 31, 2022	85,743,994	$9	$73,258	$772	$—	$74,039
Equity-based compensation	—	—	3,856	—	—	3,856
Seller's Earn-Out equity-based compensation	—	—	499	—	—	499
Exercises of options	355,629	—	183	—	—	183
Exercises of warrants	10	—	—	—	—	—
Transaction cost adjustment	—	—	55	—	—	55
Net income	—	—	—	57,777	—	57,777
June 30, 2022	86,099,633	$9	$77,851	$58,549	$—	$136,409
Equity-based compensation	—	—	2,783	—	—	2,783
Seller's Earn-Out equity-based compensation	—	—	373	—	—	373
Exercises of options	244,922	—	163	—	—	163
Vesting of restricted stock, net of shares withheld for taxes	346,875	—	(231)	—	—	(231)
Net income	—	—	—	5,725	—	5,725
September 30, 2022	86,691,430	$9	$80,939	$64,274	$—	$145,222

See accompanying notes to condensed consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(1,335)	$21,212
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses	10	240
Amortization expense	6,473	5,872
Depreciation expense	146	143
Amortization of debt issuance costs	42	42
Gain on change in fair value of Seller's Earn-Out	(750)	(15,664)
Gain on change in fair value of warrants	(1,436)	(8,261)
Gain on deconsolidation of SymetryML	—	(1,939)
Loss on change in fair value of SAFE Notes	—	788
Loss on fair value of investment in SymetryML Holdings	153	49
Deferred tax benefit	(5,105)	(5,455)
Equity-based compensation	5,924	8,627
Seller's Earn-Out equity-based compensation	—	1,364
Changes in operating assets and liabilities:
Accounts receivable	7,324	13,103
Income taxes recoverable	(32)	(4)
Prepaid expenses and other assets	(453)	337
Accounts payable	775	(3,911)
Accrued compensation, accrued expenses, and other liabilities	(5,918)	(8,104)
Net cash provided by operating activities	5,818	8,439
Cash flows from investing activities
Capitalized software development costs	(3,969)	(2,008)
Purchase of property and equipment	(88)	(311)
Decrease in cash from deconsolidation of SymetryML	—	(69)
Net cash used in investing activities	(4,057)	(2,388)
Cash flows from financing activities
Cash received for exercised options	150	346
Payment of revolver borrowings	—	(39,017)
Proceeds from SAFE Notes	—	200
Proceeds from SymetryML preferred stock issuance	—	400
Taxes paid related to net settlement of restricted stock awards	(466)	(231)
Proceeds from employee stock purchase plan	315	—
Net cash used in financing activities	(1)	(38,302)
Net increase (decrease) in cash and cash equivalents	1,760	(32,251)
Cash and cash equivalents at beginning of period	72,579	100,093
Cash and cash equivalents at end of period	$74,339	$67,842
Supplemental disclosure of cash flow information
Increase in lease liabilities from obtaining right-of-use assets - ASC 842 adoption	$—	$8,376
Increase in lease liabilities from obtaining right-of-use assets	$—	$214
Non-cash investing and financial activities
Capitalized software and property and equipment, net included in accounts payable	$40	$56
Equity-based compensation included in capitalized software development costs	$257	$—

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022. The Condensed Consolidated Balance Sheet as of December 31, 2022, has been derived from the Company's audited consolidated financial statements as of that date. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, which include a complete set of footnote disclosures, including the Company's significant accounting policies. The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Summary of Significant Accounting Policies

There have been no material changes in the Company's significant accounting policies during the nine months ended September 30, 2023, as compared to the significant accounting policies described in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2022, except as detailed below.

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

Direct Access customers access the Company’s platform directly and manage all aspects of their advertising campaigns. The Company provides advertiser and marketer customers direct access to the platform so that they can execute and manage advertising campaigns and is not primarily responsible for the purchase of advertising inventory, third party data, and other related expenses. Revenue for customers working with the Company on this basis are recorded net of the amount incurred and payable to suppliers for the cost of advertising inventory, third party data and other add-on features, as the Company does not control the purchase nor have pricing discretion with regard to these items. The Company bills clients for their purchases through its platform and the associated platform fees. For the Company’s Direct Access Plus offering, which is used as a higher-touch on-boarding level of service for Direct Access customers who desire greater implementation support, the Company is primarily responsible for the purchase of advertising inventory, third party data, and other related expenses. The Company has therefore determined that the Company serves as a principal and that gross presentation of revenue is appropriate.

The Company has elected to expense the costs to obtain or fulfill a contract as incurred because the amortization period of the asset that the Company otherwise would have recognized is one year or less. Therefore, there were no contract cost assets recognized as of September 30, 2023 or December 31, 2022.

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

4.
ACCOUNTS RECEIVABLE, Net

Accounts receivable, net consisted of the following:

	September 30,	December 31,
	2023	2022
Accounts receivable	$49,309	$56,243
Other receivables	40	483
	$49,349	$56,726
Less: allowance for credit losses	(656)	(699)
Accounts receivable, net	$48,693	$56,027

The provision for credit losses on accounts receivable was $10 and $68 for the three months ended September 30, 2023 and 2022, respectively, and $10 and $240 for the nine months ended September 30, 2023 and 2022, respectively.

The following table presents changes in the allowance for credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$663	$537	$699	$365
Reserve for credit losses	10	68	10	246
Write-offs, net of recoveries	(17)	—	(53)	(6)
Ending balance	$656	$605	$656	$605

5.
PREPAID EXPENSES

Prepaid expenses consisted of the following:

	September 30,	December 31,
	2023	2022
Platform operations	$1,344	$876
Software	576	501
Insurance	499	—
Other	254	89
Total	$2,673	$1,466

6.
PROPERTY AND EQUIPMENT, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2023	2022
Computers and equipment	$908	$949
Less: accumulated depreciation	(443)	(429)
Total	$465	$520

Depreciation expense on Property and equipment was $48 and $51 for the three months ended September 30, 2023 and 2022, respectively, and $146 and $143 for the nine months ended September 30, 2023 and 2022, respectively.

7.
INTANGIBLE ASSETS, Net

Intangible assets, net consisted of the following:

		September 30, 2023
	Remaining Weighted Average Useful Life (in years)	Gross amount	Accumulated amortization	Net carrying amount
Software	—	$6,038	$(6,038)	$—
Capitalized software costs	1.3	14,435	(9,890)	4,545
Customer relationships	0.3	31,492	(30,373)	1,119
Trademarks/tradename	3.3	10,195	(6,886)	3,309
Total		$62,160	$(53,187)	$8,973

		December 31, 2022
	Remaining Weighted Average Useful Life (in years)	Gross amount	Accumulated amortization	Net carrying amount
Software	—	$6,038	$(6,038)	$—
Capitalized software costs	1.1	10,173	(7,535)	2,638
Customer relationships	1.0	31,492	(27,017)	4,475
Trademarks/tradename	4.0	10,195	(6,125)	4,070
Total		$57,898	$(46,715)	$11,183

Amortization expense was included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Platform operations	$798	$549	$2,173	$1,615
Sales and marketing	1,371	1,370	4,111	4,110
Technology and development	98	—	181	140
General and administrative	2	3	8	7
Total	$2,269	$1,922	$6,473	$5,872

Total amortization expense for the three months ended September 30, 2023 and 2022 was $2,269 and $1,922, respectively, and $6,473 and $5,872 for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense for capitalized software costs for the three months ended September 30, 2023 and 2022 was $896 and $549, respectively, and $2,354 and $1,614 for the nine months ended September 30, 2023 and 2022, respectively.

Estimated future amortization of intangible assets as of September 30, 2023 is as follows:

Remainder of 2023	$2,285
2024	3,881
2025	1,782
2026	1,016
2027	7
Thereafter	2
Total	$8,973

8.
GOODWILL

The Company is a single reporting unit. The goodwill balance as of September 30, 2023 and December 31, 2022 was $34,842.

The Company did not identify a goodwill impairment indicator during the nine months ended September 30, 2023 to necessitate the performance of an interim impairment test. The Company will continue to monitor impairment indicators in future periods, inclusive of its stock price.

9.
ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2023	December 31, 2022
Campaign costs	$2,128	$4,081
Income taxes	1,852	120
Deferred revenues	430	1,149
Platform operations	373	401
Other	293	473
Total	$5,076	$6,224

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

The Company is subject to customary representations, warranties, and covenants. The Senior Secured Agreement requires that the Company meet certain financial and non-financial covenants which include, but are not limited to, (i) delivering audited consolidated financial statements to the lender within 90 days after year-end commencing with the fiscal year ending December 31, 2022 financial statements, (ii) delivering unaudited quarterly consolidated financial statements within 45 days after each fiscal quarter, commencing with the quarterly period ending on March 31, 2022 and (iii) maintaining certain leverage ratios and liquidity coverage ratios. As of September 30, 2023 and December 31, 2022, the Company was in full compliance with the terms of the Senior Secured Agreement.

As of both September 30, 2023 and December 31, 2022, the Company had one letter of credit for $983. As of September 30, 2023 and December 31, 2022, there were no amounts drawn on the Revolving Credit Facility.

11.
INCOME TAXES

For the three months ended September 30, 2023 and 2022, the Company recorded an income tax provision of $6,254 and $1,095, respectively, and for the nine months ended September 30, 2023 and 2022, the Company recorded an income tax (provision) benefit of ($938) and $540, respectively. The annual effective income tax rates before discrete items (“AETR”) for the nine months ended September 30, 2023 and 2022 was 36.1% and 15.0%, respectively.

The AETR for the nine months ended September 30, 2023 was more than the statutory rate of 21% primarily due to state and local income taxes, meals and entertainment, and executive equity-based compensation not deductible for tax purposes. The Company did not include any fair value adjustments not reasonably estimable for the full-year in the calculation of its AETR as the full-year impact of these specific items cannot be reasonably projected. Refer to Note 14 – Seller's Earn-out and Note 15 – Warrants for further detail on fair value adjustments for the Seller's Earn-Out and warrant liabilities, respectively.

12.
EQUITY-BASED COMPENSATION

2021 Long-Term Incentive Plan

The Board approved 2021 Long-Term Incentive Plan (the “2021 Plan”) was adopted by the Company’s stockholders on December 21, 2021, initially authorizing the Company to issue 10,131,638 shares of Common Stock. Annually, on each January 1 and through January 1, 2031, the 2021 Plan authorizes the Company to increase the shares available for issuance by an amount equal to the lesser of (a) 5% of the total number of shares outstanding on the last day of the preceding calendar year or (b) such smaller number of shares as determined by the Company’s Board of Directors.

On January 1, 2023, the Company added 4,348,415 shares to the shares available for issuance under the 2021 Plan. As of September 30, 2023, 6,627,316 shares remained available for issuance pursuant to the 2021 Plan.

Stock Option Award Activity

For the three months ended September 30, 2023 and 2022, $0 and $62, respectively, of equity-based compensation expense was recognized related to equity options granted, and for the nine months ended September 30, 2023 and 2022, $3 and $187, respectively, of the equity-based compensation expense was recognized related to equity options granted. All equity options were fully vested as of July 1, 2023.

The following table summarizes stock option activity for the nine months ended September 30, 2023:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2022	6,915,715	$0.61
Exercised	(233,467)	0.64
Forfeited	(18,563)	0.74
Outstanding as of September 30, 2023	6,663,685	$0.60
Exercisable as of September 30, 2023	6,663,685	$0.60

Restricted Stock Units

The fair value of Restricted Stock Units (“RSUs”) equals the market value of the Company’s common stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.

On May 24, 2023, the Company granted 5,564,806 RSUs at a fair value of $1.51 per share to employees and Board members, which consisted of a mix of both time-based and performance-based vesting conditions (“PSUs”). The vesting conditions for the PSUs are based on achievement of revenue targets.

Equity-based compensation expense was not recognized on the PSUs for the three and nine months ended September 30, 2023 and 2022, on the basis that achievement of the specified performance targets was not considered probable to be met in the periods. All PSUs granted in the year ended December 31, 2022 were cancelled as of December 31, 2022 due to not obtaining the defined targets of the related grants.

For the three months ended September 30, 2023 and 2022, $2,558, and $2,694 of equity-based compensation expense was recognized, and for the nine months ended September 30, 2023 and 2022, $5,823 and $8,413 of equity-based compensation expense was recognized, related to RSUs with time-based vesting conditions.

The following summarizes RSU activity for the nine months ended September 30, 2023:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2022	2,764,681	$9.23
Granted	5,564,806	1.51
Vested	(1,055,472)	9.01
Forfeited	(169,943)	7.83
Outstanding as of September 30, 2023	7,104,072	$3.25

Employee Stock Purchase Plan

On December 21, 2021, the Company’s stockholders approved the AdTheorent Holding Company, Inc. Employee Stock Purchase Plan (the “ESPP”) and the ESPP became effective on such date with an authorized 2,026,328 shares of common stock (subject to certain adjustments to reflect changes in the Company’s capitalization) are reserved and may be purchased by eligible employees who become participants in the ESPP. The purchase price per share of the common stock is the lesser of 85% of the fair market value of a share of common stock on the offering date or 85% of the fair market value of a share of common stock on the purchase date. The first offering period under the ESPP began August 15, 2022 and ended January 14, 2023. Beginning with the second offering period beginning January 14, 2023, each offering period will be six months. Pursuant to the ESPP, on January 1, 2023, the Company added 869,863 shares available for issuance. As of September 30, 2023, there were 2,552,353 shares of common stock available for issuance pursuant to the ESPP.

Total compensation expense related to the ESPP was $26 and $27 for the three months ended September 30, 2023 and 2022, respectively, and $98 and $27 for the nine months ended September 30, 2023 and 2022, respectively, classified within each applicable operating expense category on the accompanying Consolidated Statements of Operations and in the equity-based compensation table below.

The fair value of the purchase rights granted under the ESPP for the offering period beginning July 15, 2023 was $0.51. It was estimated by applying the Black-Scholes Option-Pricing model (“BSM”) to the purchase period in the offering period using the following assumptions:

July 15, 2023
Grant price	$1.50
Expected term	6 months
Expected volatility	65.19%
Risk-free interest rate	5.52%
Expected dividend yield	0.00%

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

Equity-Based Compensation Expense

The following table summarizes the total equity-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Platform operations	$412	$485	$919	$1,365
Sales and marketing	1,031	920	2,373	2,773
Technology and development	251	424	640	1,448
General and administrative	890	954	1,992	3,041
Total equity-based compensation expense	$2,584	$2,783	$5,924	$8,627

Equity-based compensation included in capitalized software development costs was $113 and $0 for the three months ended September 30, 2023 and 2022, respectively and $257 and $0 for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, all stock options were vested and the related compensation cost was fully recognized.

As of September 30, 2023, there was $15,797 of total unrecognized compensation expense related to the RSUs, which is expected to be recognized over a weighted average period of 1.6 years.

13.
EQUITY

The Company has authorized a total of 370,000,000 shares for issuance with 350,000,000 shares designated as common stock and 20,000,000 shares designated as preferred stock.

The Company’s common stockholders are entitled to one vote per share for the election of the Company directors and all other matters submitted to a vote of stockholders of the company. Additionally, the Company’s common stockholders will be entitled to receive dividends when, as and if declared by the Company Board, payable either in cash, in property or in shares of capital stock, after payment to any Company preferred stockholders having preference, if any. Out of the total authorized common stock, 88,206,048, and 86,968,309 were issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.

The Company’s Board is authorized to issue shares of preferred stock, without stockholder approval, with such designations, voting and other rights and preferences as they may determine. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

14.
SELLER'S EARN-OUT

The estimated fair value of the Seller’s Earn-Out, as defined in Note 15 – Seller’s Earn-Out included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, was determined using a Monte Carlo simulation valuation model using the most reliable information available. Assumptions used in the valuation were as follows:

	September 30, 2023	December 31, 2022
Stock price	$1.29	$1.66
Dividend yield	0.00%	0.00%
Volatility	70.00%	75.00%
Risk-free rate	4.80%	4.37%
Forecast period (in years)	1.23	1.98

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

Seller’s Earn-Out to equity holders and vested Exchanged Options as of Close:

The Seller’s Earn-Out is recorded on the Condensed Consolidated Balance Sheet as a non-current liability since the expected date of achievement based on the valuation model is over twelve months as of September 30, 2023. The following table presents activity for the Seller's Earn-Out measured using the Monte Carlo model, described above, as of September 30, 2023 and December 31, 2022:

Seller's Earn-Out
Balance at December 31, 2022	$773
Change in fair value	(750)
Balance at September 30, 2023	$23

Seller’s Earn-Out to Exchanged Option and Exchanged Unit holders as of Close:

Equity-based compensation related to the Seller’s Earn-Out to Exchanged Option and Exchanged Unit holders was $0 and $373 for the three months ended September 30, 2023 and 2022, respectively, and $0 and $1,364 for the nine months ended September 30, 2023 and 2022, respectively. The compensation expense was fully recognized in the third quarter of 2022.

Equity-based compensation expense related to the Seller’s Earn-Out to Exchanged Option and Exchanged Unit holders was included in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Platform operations	$44	$161
Sales and marketing	110	405
Technology and development	37	131
General and administrative	182	667
Total	$373	$1,364

15.
WARRANTS

The following table summarizes the number of outstanding Public Warrants and Private Placement Warrants and the corresponding exercise price:

	September 30, 2023	December 31, 2022	Exercise Price	Expiration Date
Public Warrants	10,541,657	10,541,657	$11.50	December 21, 2026
Private Placement Warrants	5,432,237	5,432,237	$11.50	December 21, 2026

Of the 5,432,237 Private Placement Warrants, 551,096 warrants are held in escrow subject to earn-out targets (“Escrow Warrants”). The Escrow Warrants will be released if the volume-weighted average price of the Company’s common stock equals or exceeds $14.00 per share for any 20 trading days within any consecutive 30 trading day period on or before December 21, 2024.

Measurement of Public Warrants

The Public Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of September 30, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ADTHW.

Measurement of Private Placement Warrants

The Private Placement Warrants are measured at fair value on a recurring basis. As of September 30, 2023, a BSM was used to determine fair value and as of December 31, 2022, a Monte Carlo simulation model is used to determine fair value. The measurement of the Private Placement Warrants is classified as Level 2.

The key inputs into the BSM and Monte Carlo simulation model as of September 30, 2023 and December 31, 2022, respectively, for the Private Placement Warrants were as follows:

	September 30,	December 31,
	2023	2022
Risk-free interest rate	4.78%	4.07%
Dividend yield	0.00%	0.00%
Expected term (years)	3.23	3.98
Expected Volatility	70.00%	69.50%
Exercise Price	$11.50	$11.50
Stock Price	$1.29	$1.66

The volatility utilized in estimating the fair value of the Company’s Private Placement Warrant liability as of September 30, 2023, was based on a weighted average of the implied volatility, the guideline public company volatility, and the Company’s historical volatility. The implied volatility was calculated from the public warrants and using the Monte Carlo simulation approach. The guideline public company volatility was estimated based on historical lookback volatility of guideline public companies over a term commensurate with the expected term of the warrant, as well as consideration to implied volatilities sourced from Bloomberg, L.P. The Company’s historical volatility was estimated based on the historical lookback of AdTheorent’s volatility over the time since the Company was publicly traded.

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

Warrant liability

On September 30, 2023, the fair values of the Public Warrants and Private Placement Warrants outstanding were determined to be $0.04 and $0.08 per warrant, respectively. On December 31, 2022, the Public Warrants and Private Placement Warrants outstanding were determined to be $0.10 and $0.23 per warrant, respectively.

The following table presents the changes in the fair value of the Public and Private Placement Warrants:

	Public Warrants	Private Placement Warrants	Total Warrant Liabilities
Fair value as of December 31, 2022	$1,054	$1,244	$2,298
Change in valuation inputs or other assumptions	(632)	(804)	(1,436)
Fair value as of September 30, 2023	$422	$440	$862

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

SymetryML Holdings and SymetryML was ultimately deconsolidated as of March 31, 2022 through a series seed preferred financing transaction (“Deconsolidation”), resulting in a gain of $1,939, of which $541 related to the remeasurement of the retained noncontrolling investment to fair value. The gain of $1,939 was recorded within Other Income on the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022.

The following table shows the amounts related to the accounting for the Deconsolidation:

For the Nine Months Ended September 30, 2022
Fair value of consideration received	$—
Fair value of retained noncontrolling interest	861
Carrying amount of deconsolidated noncontrolling interest	2,372
Less: Carrying amount of deconsolidated net assets	(1,294)
Gain on Deconsolidation	$1,939

The Deconsolidation resulted in the removal of the noncontrolling interest presentation and therefore there is no noncontrolling interest as of September 30, 2023 or December 31, 2022.

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

Retained Fair Value Option Investments in SymetryML and SymetryML Holdings

For its retained noncontrolling investment in SymetryML Holdings, the Company has made an irrevocable election to account for its investment at fair value with changes in fair value reported in earnings. The Company elected to apply fair value accounting to the retained investment in SymetryML Holdings because the Company believes that fair value is the most relevant measurement attribute for these investments, as well as to reduce operational and accounting complexity. The Company’s election to apply fair value accounting to these investments may cause fluctuations in the Company’s earnings from period to period. The fair value of the Company’s retained investment was $636 and $789 as of September 30, 2023 and December 31, 2022, respectively.

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

17.
FAIR VALUE MEASUREMENTS

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment in SymetryML Holdings(2)	$—	$—	$636	$636
Total assets	$—	$—	$636	$636
Liabilities:
Public warrants(1)	$422	$—	$—	$422
Private placement warrants(1)	—	440	—	440
Seller's Earn-Out(1)	—	—	23	23
Total liabilities	$422	$440	$23	$885

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment in SymetryML Holdings(2)	$—	$—	$789	$789
Total assets	$—	$—	$789	$789
Liabilities:
Public warrants(1)	$1,054	$—	$—	$1,054
Private placement warrants(1)	—	1,244	—	1,244
Seller's Earn-Out(1)	—	—	773	773
Total liabilities	$1,054	$1,244	$773	$3,071

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

The following tables present a rollforward of the Company's assets and liabilities classified as Level 3 for nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30, 2023
	Investment in SymetryML Holdings	Seller's Earn-Out Liability
Balance as December 31, 2022	$789	$773
Measurement adjustments	(153)	(750)
Balance as of September 30, 2023	$636	$23

	Nine Months Ended September 30, 2022
	Investment in SymetryML Holdings	Seller's Earn-Out Liability
Balance as December 31, 2021	$—	$18,081
Additions	861	—
Measurement adjustments	(49)	(15,664)
Balance as of September 30, 2022	$812	$2,417

18.
(LOSS) EARNINGS PER SHARE

The computation of net (loss) income per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income attributable to AdTheorent Holding Company, Inc.	$(4,194)	$5,725	$(1,335)	$21,762

Weighted-average common shares outstanding - basic	88,175,813	86,492,025	87,869,345	86,003,514
Effect of dilutive equity-based awards	—	5,630,396	—	6,882,337
Weighted-average common shares outstanding - diluted	88,175,813	92,122,421	87,869,345	92,885,851

(Loss) earnings per share:
Basic	$(0.05)	$0.07	$(0.02)	$0.25
Diluted	$(0.05)	$0.06	$(0.02)	$0.23

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net (loss) income per common stockholder because their impact would have been anti-dilutive for the period presented, or their contingency conditions were not met:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	6,663,685	1,541,098	6,663,685	565,303
Restricted stock units	6,066,092	2,840,126	6,066,092	2,563,980
Public warrants	10,541,657	10,541,657	10,541,657	10,541,657
Private placement warrants (1)	5,432,237	5,432,237	5,432,237	5,432,237
Seller's Earn-Out	6,785,714	6,785,714	6,785,714	6,785,714
Sponsor Earn-Out	598,875	598,875	598,875	598,875
Total	36,088,260	27,739,707	36,088,260	26,487,766

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

Lease expense is allocated to operating expense categories (Platform operations, Sales and marketing, Technology and development, General and administrative) in the Condensed Consolidated Statements of Operations in proportion to headcount in each of these categories. The components of lease expense for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$246	$257	$745	$729
Short term lease cost	$140	$49	$404	$98
Variable lease cost	$—	$—	$—	$—

Supplemental cash flow information related to the Company’s operating leases for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022
Operating cash flows used for operating leases	$1,116	$998
Right-of-use assets obtained in exchange for new operating lease obligations	$—	$214

Supplemental balance sheet information related to the Company’s operating leases as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term (years)	4.88	5.59
Weighted average discount rate (%)	3.25%	3.25%

Approximate future minimum lease payments for the Company’s operating leases are as follows as of September 30, 2023:

September 30, 2023
Remainder of 2023	$368
2024	1,441
2025	1,433
2026	1,415
2027	1,364
Thereafter	1,023
Total operating lease payments	7,044
Less: Imputed interest	(526)
Total operating lease liabilities	$6,518

In connection with one lease agreement, the Company maintains a letter of credit in the total amount of $983 as of both September 30, 2023 and December 31, 2022.

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

We use machine learning and advanced data science to organize, analyze and operationalize non-sensitive data to deliver real-world value for customers. Central to our ad-targeting and campaign optimization methods, we build custom machine learning models for each campaign using historic and real-time data to predict future consumer conversion actions for every digital ad impression. We have integrations with Digital Ad Exchanges, or Supply Side Platforms (“SSPs”), from which we are sent ad impression opportunities for evaluation and purchase. We predictively score all ad impression opportunities for the purpose of deciding which ad impressions will likely drive valuable conversions or engagement activity for our customers. Our predictive platform scores up to one million digital ad impressions per second and 75 billion to 85 billion digital ad impressions per day, assigning a “predictive score” to each. Each predictive score is determined by correlating non-individualized data attributes associated with the particular impression with data corresponding to previously purchased impressions that yielded consumer conversion or engagement activity. Such non-individualized attributes include variables such as publisher, content and URL keywords, device make, device operating system and other device attributes, ad position, geographic data, weather, demographic signals, creative type and size, etc. The “predictive scores” generated by our platform allow us and our advertising clients to determine which ad impressions are more likely or less likely to result in client-desired key performance indicators. Our machine learning models are customized for every campaign and our platform “learns” over the course of each campaign as it processes more data related to post media view conversion experience. Based on these statistical probabilities or “predictive scores,” our platform automatically determines bidding optimizations to drive conversions and advertiser return on investment (“ROI”) or return on advertising spend (“ROAS”), delivering on less than 0.001 of the evaluated advertising requests. Our use of machine learning and data science helps us to maximize efficiency and performance, enabling our customers to avoid wasted ad spend related to suboptimal impressions such as impressions that are predicted to be at a greater risk for fraud/invalid traffic or impressions with a higher likelihood of being unviewable, unmeasurable, or not brand safe, among other factors.

Our capabilities extend across the digital ecosystem to identify and engage digital impressions with the highest likelihood of completing customer-desired actions, including online sales, other online actions, and real-world actions such as physical location visitation, in-store sales or vertical specific KPI's such as prescription fills/lift, or submitted credit card applications. Our custom and highly impactful campaign executions encompass popular digital screens — mobile, desktop, tablet, connected TV (“CTV”), Digital Out of Home (“DOOH”) — and all digital ad formats, including display, rich media, video, native and streaming audio. We actively manage our digital supply to provide advertisers with scale and reach, while minimizing redundant inventory, waste and other inefficiencies. Our CTV capability delivers scale and reach supplemented by innovative and industry recognized machine-learning optimizations towards real-world actions and value-added measurement services.

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

Supplementing our core machine learning-powered platform capabilities, we offer customized vertical solutions to address the needs of advertisers in specialized industries. These specialized solutions feature vertical-specific capabilities related to targeting, measurement and audience validation. Our broader health offering, which encompasses engagements with customers in the verticals and sub-verticals of healthcare, pharmaceutical, pharmacy, over-the-counter brands, and health-related government (collectively, “AdTheorent Health”), harnesses the power of machine learning to drive superior performance on campaigns targeting both healthcare providers and patients, leveraging Health Insurance Portability and Accountability Act (“HIPAA”) compliant methods and targeting practices that comply with Network Advertising Initiative (“NAI”) Code of Conduct and other self-regulatory standards. In the third quarter of 2022, we launched our Health Audience Builder (“HABi”) and Health Audiences, a new-to-market solution which allows programmatic advertisers to use aggregated health data to research and target “audiences” in a more precise, data-driven and less opaque manner than what is currently available across the industry. This solution leverages primary-sourced health data and machine learning to create statistical representations of audiences, but notably is not ID-based and does not include Personal Health Information. These features allow platform users to leverage HABi to build Health Audiences with the goal of achieving health advertisers' key performance indicators, while being privacy forward and HIPAA-compliant by design. In addition, as part of our strategy to establish a scalable foundation for the deployment of innovative verticalized solutions, we launched AdTheorent’s Predictive Audience Builder (“ABi”), a platform tool that allows advertisers to build customizable, machine learning-based predictive audiences for other key verticals. We have also created offerings tailored to address the unique challenges and opportunities in a growing range of other verticals.

Factors Affecting Our Performance

Growth of the Programmatic Advertising Market

Our operating results and prospects will be impacted by the overall continued adoption of programmatic advertising by inventory owners and content providers, as well as advertisers and the agencies that represent them. Programmatic advertising has grown rapidly in recent years; however, recent negative macro-economic sentiment has impacted advertiser spending. Any acceleration, or slowing, of programmatic advertising growth, due to macro-economic factors or otherwise, would affect our operating and financial performance. In addition, even if the programmatic advertising market continues to grow at its current rate, our ability to successfully position ourselves within the market will impact the future growth of the business.

Investment in Platform and Solutions to Provide Continued Differentiation in Evolving Market

We believe that the capabilities and differentiation of our platform and solutions has been critical to our historical growth. Continued innovation in an evolving programmatic marketplace will be an important driver of our future growth. We anticipate that operating expenses will increase in the foreseeable future as we invest in platform operations and technology, data science and machine learning capabilities, and data infrastructure and tools to enhance our custom solutions and value-added offerings. We believe that these investments will contribute to our long-term growth, although they may have a negative impact on profitability in the near-term.

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

The number of active customers as of September 30, 2023 was 342 and as of September 30, 2022 was 339, increasing by 3 customers, or 1%, respectively, year over year. The number of active customers as of December 31, 2022 was 347.

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

Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022

The following table summarizes our historical results of operation for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$40,890	100.0%	$37,584	100.0%	$111,151	100.0%	$114,301	100.0%
Operating expenses:
Platform operations	22,019	53.8%	19,581	52.1%	61,141	55.0%	58,207	50.9%
Sales and marketing	11,119	27.2%	11,127	29.6%	32,050	28.8%	32,540	28.5%
Technology and development	3,794	9.3%	3,955	10.5%	10,453	9.4%	12,393	10.8%
General and administrative	4,113	10.1%	4,729	12.6%	11,638	10.5%	15,433	13.5%
Total operating expenses	41,045	100.4%	39,392	104.8%	115,282	103.7%	118,573	103.7%
Loss from operations	(155)	-0.4%	(1,808)	-4.8%	(4,131)	-3.7%	(4,272)	-3.7%
Interest income (expense), net	707	1.7%	97	0.3%	1,750	1.6%	(59)	-0.1%
Gain on change in fair value of Seller's Earn-Out	225	0.6%	2,901	7.7%	750	0.7%	15,664	13.7%
Gain on change in fair value of warrants	1,290	3.2%	5,674	15.1%	1,436	1.3%	8,261	7.2%
Gain on deconsolidation of SymetryML	—	0.0%	—	0.0%	—	0.0%	1,939	1.7%
Loss on change in fair value of SAFE Notes	—	0.0%	—	0.0%	—	0.0%	(788)	-0.7%
Gain (loss) on fair value of investment in SymetryML Holdings	5	0.0%	(39)	-0.1%	(153)	-0.1%	(49)	0.0%
Other expense, net	(12)	0.0%	(5)	0.0%	(49)	0.0%	(24)	0.0%
Total other income, net	2,215	5.4%	8,628	23.0%	3,734	3.4%	24,944	21.8%
Net income (loss) before income taxes	2,060	5.0%	6,820	18.1%	(397)	-0.4%	20,672	18.1%
(Provision) benefit for income taxes	(6,254)	-15.3%	(1,095)	-2.9%	(938)	-0.8%	540	0.5%
Net (loss) income	$(4,194)	-10.3%	$5,725	15.2%	$(1,335)	-1.2%	$21,212	18.6%

Revenue

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended September 30,	$40,890	$37,584	$3,306	8.8%
Nine Months Ended September 30,	$111,151	$114,301	$(3,150)	(2.8)%

Total revenue increased $3.3 million, or 8.8%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The largest drivers of the increase were in the healthcare/pharmaceutical, government/education/nonprofit, and consumer packaged goods (“CPG”), which collectively increased by $5.4 million, or 30.6%. The increase is primarily due to increased adoption of our AdTheorent Health offering, as well as our Health Audience solution launched in the third quarter of 2022. Offsetting these increases were decreases in the banking, financial services and insurance (“BSFI”), home improvement, and services verticals which collectively decreased approximately $2.2 million, or 27.8% impacted by negative macroeconomic conditions driven by higher interest rates.

Total revenue decreased $3.2 million or 2.8%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The largest drivers of the decrease were in the BFSI, retail, software/websites, and home improvement verticals, which collectively decreased by $11.3 million, or 27.0%. The BFSI and home improvement verticals were impacted by negative macroeconomic conditions driven by higher interest rates. Offsetting these decreases were increases in the healthcare/pharmaceutical, travel, CPG, and alcohol/tobacco verticals, which collectively increased approximately $8.0 million, or 17.3%. The increase is primarily due to increased adoption of our AdTheorent Health offering, as well as our Health Audience solution launched in the third quarter of 2022.

Operating expenses

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended September 30,	$41,045	$39,392	$1,653	4.2%
Nine Months Ended September 30,	$115,282	$118,573	$(3,291)	(2.8)%

Operating expenses increased $1.7 million, or 4.2%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and decreased $3.3 million, or 2.8%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Refer to the discussion below for further details of these variances.

Platform operations

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended September 30,	$22,019	$19,581	$2,438	12.5%
Nine Months Ended September 30,	$61,141	$58,207	$2,934	5.0%

Platform operations expenses increased by $2.4 million, or 12.5%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 mainly due to an increase in traffic acquisition costs of $1.7 million associated with increased media purchased through our platform, and a $0.6 million increase in hosting expenses primarily due to increased infrastructure to support the development of our investment in our healthcare offerings and a new multi-year hosting deal that will yield future incentives in this area.

Platform operations expenses increased by $2.9 million, or 5.0%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 mainly due to increases in traffic acquisition costs, data infrastructure expense, and hosting expense. Traffic acquisition costs increased $1.6 million, associated with increased media purchased through our platform. Data infrastructure costs, or costs for data used in our platform which is not related to a specific campaign, increased $0.9 million primarily due to our increased investment in our healthcare offerings. Hosting expenses increased $0.8 million primarily due to increased infrastructure to support the development of our investment in healthcare and a new multi-year hosting deal that will yield future incentives in this area. The increases were offset by a decrease of $0.4 million in equity-based compensation.

Sales and marketing

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended September 30,	$11,119	$11,127	$(8)	(0.1)%
Nine Months Ended September 30,	$32,050	$32,540	$(490)	(1.5)%

Sales and marketing expenses remained relatively flat for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 mainly due to a decrease of $0.4 million in employee costs primarily related to lower headcount in our sales and customer support teams, and offsetting increases of $0.2 million related to increases in marketing-related events, $0.1 million in travel-related expenses as employee travel continues to increase.

Sales and marketing expenses decreased by $0.5 million, or 1.5%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 mainly due to a decrease of $0.8 million in employee costs primarily related to lower headcount in our sales and customer support teams, $0.4 million decrease in Seller’s Earnout equity-based compensation as the expense was fully recognized as of September 2022, and a $0.4 million decrease in equity-based compensation. Offsetting the decreases were increases of $0.8 million related to the increase in employee travel in 2023 and $0.3 million for increases in marketing-related events.

Technology and development

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended September 30,	$3,794	$3,955	$(161)	(4.1)%
Nine Months Ended September 30,	$10,453	$12,393	$(1,940)	(15.7)%

Technology and development expenses decreased $0.2 million, or 4.1%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 mainly due to a $0.7 million related to the increase in hours worked on capitalizable projects, and a decrease in equity-based compensation of $0.2 million. Offsetting the decrease is an increase of $0.4 million for additional compensation and other employee related costs and $0.1 million of contract development expenses.

Technology and development expenses decreased by $1.9 million, or 15.7%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 mainly due to a $1.8 million related to the increase in hours worked on capitalizable projects, a decrease of $0.8 million in equity-based compensation, and a $0.4 million decrease related to the deconsolidation of SymetryML Holdings on March 31, 2022. Offsetting the decrease is an increase of $0.9 million in certain employee related expenses for additional compensation and other employee related costs and $0.3 million of increased contract development expenses.

For further information on the deconsolidation of SymetryML Holdings, refer to Note 16 — SymetryML and SymetryML Holdings of our Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q.

General and administrative

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended September 30,	$4,113	$4,729	$(616)	(13.0)%
Nine Months Ended September 30,	$11,638	$15,433	$(3,795)	(24.6)%

General and administrative expenses decreased $0.6 million, or 13.0%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to a decrease of $0.3 million in insurance expense, mainly driven by a decrease in directors and officers insurance, $0.2 million in Seller’s Earnout equity-based compensation, and $0.1 million in equity-based compensation.

General and administrative expenses decreased by $3.8 million, or 24.6%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to a $1.3 million decrease in professional fees such as audit, legal, and professional consulting fees related to initial costs as a publicly traded company, and decreases of $1.0 million in equity-based compensation, $0.9 million of insurance expense, mainly driven by a decrease in directors and officers insurance, and $0.7 million decrease in Seller’s Earnout equity-based compensation.

Interest income (expense)

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended September 30,	$707	$97	$610	628.9%
Nine Months Ended September 30,	$1,750	$(59)	$1,809	*

* Not Meaningful

Interest income, net was $0.7 million for the three months ended September 30, 2023 resulting in an increase of $0.6 million when compared to the three months ended September 30, 2022 primarily due to an increase in interest income earned of $0.5 million related to more favorable interest rates on money market investments.

Interest income, net was $1.8 million for the nine months ended September 30, 2023 compared to interest expense, net of $0.1 million for the nine months ended September 30, 2022. The net change was primarily due to an increase in interest income earned of $1.6 million related to more favorable interest rates on money market investments.

Gain on change in fair value of Seller's Earn-Out

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended September 30,	$225	$2,901	$(2,676)	(92.2)%
Nine Months Ended September 30,	$750	$15,664	$(14,914)	(95.2)%

For the three months ended September 30, 2023, the Seller's Earn-Out liability decreased $0.2 million in fair value, resulting in a gain for that amount for the period, while in the three months ended September 30, 2022, the Seller’s Earn-out liability decreased in fair value by $2.9 million, resulting in a gain for that amount. These changes in fair value were primarily driven by updates to certain variables such as stock price, stock volatility, risk-free rate, and remaining life.

For the nine months ended September 30, 2023, the Seller's Earn-Out liability decreased $0.8 million in fair value, resulting in a gain for that amount for the period, while in the nine months ended September 30, 2022, the Seller’s Earn-out liability decreased in fair value by $15.7 million, resulting in a gain for that amount. These changes in fair value were primarily driven by updates to certain variables such as stock price, stock volatility, risk-free rate, and remaining life.

The Seller's Earn-Out was a result of the Business Combination on December 22, 2021, as detailed in Note 3 – Business Combination included in our Annual Report on Form 10-K for the year ended December 31, 2022, (“Business Combination”).

Gain on change in fair value of warrants

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended September 30,	$1,290	$5,674	$(4,384)	(77.3)%
Nine Months Ended September 30,	$1,436	$8,261	$(6,825)	(82.6)%

For the three months ended September 30, 2023, the fair value of the warrants liability decreased by $1.3 million resulting in a gain for the period, while in the three months ended September 30, 2022, the fair value of the warrants liability decreased $5.7 million, resulting in a gain for that amount. These changes in fair value were primarily driven by updates to certain variables such as stock price, stock volatility, risk-free rate, and remaining life.

For the nine months ended September 30, 2023, the fair value of the warrants liability increased by $1.4 million resulting in a gain for the period, while in the nine months ended September 30, 2022, the fair value of the warrants liability increased $8.3 million, resulting in a gain for that amount. These changes in fair value were primarily driven by updates to certain variables such as stock price, stock volatility, risk-free rate, and remaining life.

The warrants were assumed by the Company in connection with the Business Combination.

(Provision) benefit for income taxes

			Change
($ in thousands)	2023	2022	$	%
Three Months Ended September 30,	$(6,254)	$(1,095)	$(5,159)	471.1%
Nine Months Ended September 30,	$(938)	$540	$(1,478)	*

* Not Meaningful

Provision for income taxes increased $5.2 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Provision for income taxes was $0.9 million for the nine months ended September 30, 2023, compared to a benefit of income taxes of $0.5 million for the nine months ended September 30, 2022.

The AETR for the nine months ended September 30, 2023 was more than the statutory rate of 21% primarily state and local income taxes, meals and entertainment, and executive equity-based compensation not deductible for tax purposes. Additionally, we did not include any fair value adjustments not reasonably estimable for the full-year in the calculation of our AETR, such as the Seller's Earn-out and warrant liabilities as we cannot project the full-year impact of these specific items.

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

The following table presents the calculation of gross profit and reconciliation of gross profit to Adjusted Gross Profit for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$40,890	$37,584	$111,151	$114,301
Less: Platform operations	22,019	19,581	61,141	58,207
Gross Profit	18,871	18,003	50,010	56,094
Add back: Other platform operations	7,519	6,739	21,319	19,979
Adjusted Gross Profit (1)	$26,390	$24,742	$71,329	$76,073

EBITDA and Adjusted EBITDA

EBITDA is a non-GAAP financial measure defined by us as net (loss) income, before interest (income) expense, net; depreciation, amortization; and income tax provision (benefit). Adjusted EBITDA is defined as EBITDA before equity-based compensation expense, transaction costs related to the Business Combination, non-core operations, and other non-recurring items.

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

The following table sets forth a reconciliation of net (loss) income to Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net (loss) income	$(4,194)	$5,725	$(1,335)	$21,212
Interest (income) expense, net	(707)	(97)	(1,750)	59
Tax provision (benefit)	6,254	1,095	938	(540)
Depreciation and amortization	2,317	1,973	6,619	6,015
EBITDA (1)	$3,670	$8,696	$4,472	$26,746
Equity-based compensation	2,584	2,783	5,924	8,627
Seller's Earn-Out equity-based compensation	—	373	—	1,364
Transaction costs (2)	—	—	166	(131)
Gain on change in fair value of Seller's Earn-Out (3)	(225)	(2,901)	(750)	(15,664)
Gain on change in fair value of warrants (4)	(1,290)	(5,674)	(1,436)	(8,261)
Gain on deconsolidation of SymetryML (5)	—	—	—	(1,939)
Loss on change in fair value of SAFE Notes (6)	—	—	—	788
(Gain) loss on fair value of investment in SymetryML Holdings	(5)	39	153	49
Separation expense related to headcount reductions	—	270	—	270
Non-core operations (7)	—	—	—	351
Adjusted EBITDA (1)	$4,734	$3,586	$8,529	$12,200

Adjusted EBITDA as a Percentage of Adjusted Gross Profit and Adjusted Gross Profit as a Percentage of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Gross Profit	$18,871	$18,003	$50,010	$56,094
Net (loss) income	$(4,194)	$5,725	$(1,335)	$21,212
Net (loss) income as a percentage of Gross Profit	-22.2%	31.8%	-2.7%	37.8%
Adjusted Gross Profit (1)	$26,390	$24,742	$71,329	$76,073
Adjusted EBITDA (1)	$4,734	$3,586	$8,529	$12,200
Adjusted EBITDA as a percentage of Adjusted Gross Profit (1)	17.9%	14.5%	12.0%	16.0%
Gross Profit	$18,871	$18,003	$50,010	$56,094
Revenue	$40,890	$37,584	$111,151	$114,301
Gross Profit as a percentage of Revenue	46.2%	47.9%	45.0%	49.1%
Revenue	$40,890	$37,584	$111,151	$114,301
Adjusted Gross Profit (1)	$26,390	$24,742	$71,329	$76,073
Adjusted Gross Profit as a percentage of Revenue (1)	64.5%	65.8%	64.2%	66.6%
(1)
We use non-GAAP financial measures to help set budgets, establish operational goals, analyze financial results and performance, and make strategic decisions.
(2)
Includes professional fees directly related to the December 22, 2021 Business Combination.
(3)
In connection with the Business Combination, a Seller's Earn-Out liability was recorded. The gain represents the decrease in fair value of the Seller's Earn-Out in the three and nine months ended September 30, 2023 and 2022.
(4)
In connection with the Business Combination, a liability for warrants was recorded. The gain represents the decrease in fair value of the warrants in the three and nine months ended September 30, 2023 and 2022.
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

Liquidity and Capital Resources

Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, development expenses, general and administrative expenses, and others. As of September 30, 2023, we had $74.3 million in cash and cash equivalents.

As of September 30, 2023, our working capital was $104.1 million. All amounts previously drawn on our Revolving Credit Facility, as defined below, were re-paid in January 2022 and we do not anticipate a need to borrow on this facility in the immediate future. We believe we have sufficient sources of liquidity, including cash generated from operations as well as the capacity on the Revolving Credit Facility, to support our operating needs, capital requirements, and debt service requirements for the next twelve months.

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

We are subject to customary representations, warranties, and covenants. The Senior Secured Agreement requires that we meet certain financial and non-financial covenants which include, but are not limited to, (i) delivering audited consolidated financial statements to the lender within 90 days after year-end commencing with the fiscal year ending December 31, 2022 financial statements, (ii) delivering unaudited quarterly consolidated financial statements within 45 days after each fiscal quarter, commencing with the quarterly period ending on March 31, 2022 and (iii) maintaining certain leverage ratios and liquidity coverage ratios. As of September 30, 2023, we were in full compliance with the terms of the Senior Secured Agreement.

As of September 30, 2023, we had one letter of credit for approximately $1.0 million and no amounts were drawn on the Revolving Credit Facility.

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

We expect to continue generating strong positive cash flows as we scale our operations.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$5,818	$8,439
Net cash used in investing activities	$(4,057)	$(2,388)
Net cash used in financing activities	$(1)	$(38,302)

Operating Activities

Net cash provided by operating activities decreased $2.6 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease was primarily due to the following:

•
Cash collected for revenue decreased $6.1 million.
•
Increase in cash paid for client refunds of $1.3 million.
•
Increase in cash paid for hosting costs related to increased infrastructure to support the development of our increased investment in healthcare and a new multi-year hosting deal of $0.6 million.
•
Increase in cash paid for taxes of $0.5 million.
•
Increase in cash paid for rent of $0.5 million.
•
Increase in cash paid for contract development expenses of $0.4 million.
•
Timing differences of certain payments and collections.

Offsetting increases in operating cash included the following:

•
Decrease in cash paid for professional service fees of $2.0 million, including audit, legal, and consulting, related to being a newly public company in the prior year period.
•
Increase in net cash received for interest of $1.7 million.
•
Decrease in cash paid for employee expenses of $1.5 million primarily due to the decrease in headcount.
•
Decrease in cash paid for insurance of $1.1 million.
•
Decrease in cash paid for sales and marketing expenses of $0.6 million.

Investing Activities

Net cash used in investing activities, primarily consisting of capitalized software costs, increased $1.7 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Cash used for development of software increased $2.0 million due to the increase in capitalizable projects in 2023.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2023 consisted of cash paid for restricted stock withheld for taxes of $0.5 million with offsetting financing cash inflow from proceeds related to cash received from issuance of shares under the ESPP of $0.3 million, and cash received from stock option exercises of $0.2 million.

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

We have not identified any critical accounting estimates other than estimates and assumptions related to the input values in the valuation models used in the valuation of our Private Placement Warrants, classified as a Level 2 liability and the Seller’s Earn-out liability, classified as a Level 3 liability. Critical accounting estimates are specifically related to expected stock-price volatility, expected term, dividend yield, and risk-free interest rate.

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

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The recent attack by Hamas on Israel from the Gaza Strip could have an unpredictable effect on the global economy and on international and local securities markets, and adversely affect our business and results of operations.

On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Thereafter, these terrorists launched extensive rocket attacks on Israeli population and industrial centers located along the Israeli border with the Gaza Strip. Shortly following the attack, Israel’s security cabinet declared war against Hamas. The intensity and duration of Israel’s current war against Hamas is difficult to predict.

A downturn in the worldwide economy resulting the recent attack by Hamas on Israel from the Gaza Strip and other conflicts with a global impact that may arise from time to time could have a material adverse effect on our business, results of operations, and/or financial condition.

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
Date: November 7, 2023

	By:	/s/ Patrick Elliott
Patrick Elliott
Chief Financial Officer
(principal financial and accounting officer)
Date: November 7, 2023