Form 10-K
period 2023-12-31
AdTheorent Holding Company, Inc.
filed 2024-03-12
CIK 1838672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2023, was $54,569,007.

The number of shares of Registrant’s Common Stock outstanding as of March 8, 2024 was 90,904,308.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or an amendment to Form 10-K to be filed not later than 120 days from the end of the registrant’s most recent fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
the impact of health epidemics on our business and the actions we may take in response thereto;
•
the impact of global events, including the attack by Hamas on Israel from the Gaza Strip and the ongoing Russian-Ukrainian conflict, on our business and the actions we may take in response thereto;
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
•
the possibility that we may be adversely affected by other economic, business or competitive factors, including the attack by Hamas on Israel from the Gaza Strip and the ongoing Russian-Ukrainian conflict, the threat of recession, or record inflation levels.

PART I

Item 1. Business.

Unless the context otherwise requires, “we,” “us,” “our,” “AdTheorent,” and the “Company” refer to AdTheorent Holding Company, Inc., a Delaware corporation, and its consolidated subsidiaries (including Legacy AdTheorent). References to “MCAP” refer to our predecessor company, MCAP Acquisition Corporation, prior to December 22, 2021.

On December 22, 2021 (the “Closing Date”), MCAP, now known as AdTheorent Holding Company, Inc., consummated the previously announced business combination pursuant to that certain Business Combination Agreement, dated as of July 27, 2021 (as amended, restated, supplemented or otherwise modified, the “Business Combination Agreement”), by and among MCAP, H.I.G. Growth—AdTheorent, LLC, a Delaware limited liability company, and AdTheorent Holding Company, LLC, a Delaware limited liability company (“Legacy AdTheorent”) and the other parties thereto. Pursuant to the terms of the Business Combination Agreement, Legacy AdTheorent engaged in a series of four mergers, which resulted in Legacy AdTheorent becoming a wholly owned subsidiary of MCAP (the “Business Combination”). On the Closing Date, and in connection with the closing of the Business Combination, MCAP changed its name to AdTheorent Holding Company, Inc.

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

We use machine learning (“ML”), a subset of artificial intelligence, and advanced data science to organize, analyze and operationalize non-sensitive data to deliver real-world value for customers. Central to our ad-targeting and campaign optimization methods, we build custom machine learning models for each campaign using historic and real-time data to predict future consumer conversion actions for every digital ad impression. We have integrations with Digital Ad Exchanges, or Supply Side Platforms (“SSPs”), from which we are sent ad impression opportunities for evaluation and purchase. We predictively score all ad impression opportunities for the purpose of deciding which ad impressions will likely drive valuable conversions or engagement activity for our customers. Our predictive platform scores up to one million digital ad impressions per second and 75 billion to 85 billion digital ad impressions per day, assigning a predictive score to each. Each predictive score is determined by correlating non-individualized data attributes associated with the particular impression with data corresponding to previously purchased impressions that yielded consumer conversion or engagement activity. Such non-individualized attributes include variables such as publisher, content and URL keywords, device make, device operating system and other device attributes, ad position, geographic data, weather, demographic signals, creative type and size, etc. The “predictive scores” generated by our platform allow us and our advertising clients to determine which ad impressions are more likely or less likely to result in client-desired KPIs. Our machine learning models are customized for every campaign and our platform “learns” over the course of each campaign as it processes more data related to post media view conversion experience. Based on these statistical probabilities or “predictive scores,” our platform automatically determines bidding optimizations to drive conversions and advertiser return on investment (“ROI”) or return on advertising spend (“ROAS”), delivering on approximately 0.001 of the evaluated advertising requests. Our use of machine learning and data science helps us to maximize efficiency and performance, enabling our customers to avoid wasted ad spend related to suboptimal impressions such as impressions that are predicted to be at a greater risk for fraud/invalid traffic or impressions with a higher likelihood of being unviewable, unmeasurable, or not brand safe, among other factors.

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

Supplementing our core machine learning-powered platform capabilities, we offer customized vertical solutions to address the needs of advertisers in specialized industries. These specialized solutions feature vertical-specific capabilities related to targeting, measurement and audience validation. Our broader health offering, which encompasses engagements with customers in the verticals and sub-verticals of healthcare, pharmaceutical, pharmacy, over-the-counter brands, and health-related government (collectively, “AdTheorent Health”), harnesses the power of machine learning to drive superior performance on campaigns targeting both healthcare providers (“HCP”) and patients, leveraging Health Insurance Portability and Accountability Act (“HIPAA”) compliant methods and targeting practices that comply with Network Advertising Initiative (“NAI”) Code of Conduct and other self-regulatory standards. Our AdTheorent Health Predictive Audience Builder (“HABi”) and Health Audiences allows programmatic advertisers to use aggregated health data to research and target “audiences” in a more precise, data-driven and less opaque manner than what is currently available across the industry. This solution leverages primary-sourced health data and machine learning to create statistical representations of audiences, but notably is not ID-based and does not include Personal Health Information (“PHI”). These features allow platform users to leverage HABi to build Health Audiences, with the goal of achieving health advertisers' KPIs, while being privacy forward and HIPAA-compliant by design. In addition, as part of our strategy to establish a scalable foundation for the deployment of innovative verticalized solutions, we launched AdTheorent’s Predictive Audience Builder (“ABi”), a platform tool that allows advertisers to build customizable, machine learning-based predictive audiences for other key verticals. We have also created additional offerings tailored to address the unique challenges and opportunities in a growing range of other verticals.

For the year ended December 31, 2023, our total revenue was $170.8 million, an increase of 2.8%, to our total revenue for the year ended December 31, 2022 of $166.1 million. Our gross profit, defined as revenue less platform operations expense, for the year ended December 31, 2023 was $81.7 million, a decrease of 1.2% compared to our gross profit for the year ended December 31, 2022 of $82.6 million.

For the fiscal year ended December 31, 2023 total Adjusted Gross Profit was $111.2 million, up 1.3% over the fiscal year ended December 31, 2022 Adjusted Gross Profit of $109.8 million. Adjusted EBITDA for the year ended December 31, 2023 was $22.2 million, a decrease of 0.7% over Adjusted EBITDA of $22.3 million for the year ended December 31, 2022. For a detailed discussion of our key operating and financial performance measures and a reconciliation of Adjusted Gross Profit and Adjusted EBITDA to the most directly comparable financial measures calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations— Non-GAAP Financial Information.

The AdTheorent Technology Platform and Service Offering

Behind every ad impression in the programmatic ecosystem, a “real time bidding” (“RTB”) auction takes place which connects prospective media buyers, such as brands and agencies, with valuable digital properties where there are opportunities to serve digital ads. Brands and agencies use Demand Side Platforms (“DSPs”) like AdTheorent to connect with suppliers of digital media suitable for and seeking digital advertisements (i.e., publishers like The New York Times). These real-time auctions are mediated by SSPs which are connected to the various individual publishers. We use a highly differentiated machine learning platform to assist agencies and brands with the optimization of their media buying decisions; they use our capabilities to identify which specific ad impressions are most likely to drive conversion activity from their digital ads. When desirable ad impressions are auctioned, our automated bidders will bid for each desirable impression with a competitive price, leading to either the impression being served for the AdTheorent-executed campaign, or the bid being lost. The following illustration shows this general workflow, as well as how we have been able to build a robust machine learning ML- powered decisioning and targeting solution on top of the RTB process to make it more efficient and scalable, as evidenced by strong and measurable performance for our customers:

Unlike other programmatic advertising competitors, whose ad-targeting practices are generally reliant on the availability of cookies and other individualized ID-based user profiles, our machine learning-based targeting approach is statistical, not individualized. Cookies are used by advertisers to retarget a specific user based on the user’s web browsing behavior. Simply put, a cookie is a text file deposited on a user’s browser when the user accesses web content, which allows advertisers to track and retarget the user based on assumptions about the user’s interests. To the extent cookies are available in the digital ecosystem, we can access and use them in different ways, but we are not dependent on cookies for ad targeting. We are well positioned with regard to Google’s plan to phase out third-party cookies in Chrome, which began in early 2024 with plans to completely deprecate third-party cookies in the second half of 2024. Following its initial announcement in early 2020, several industry initiatives (led by Google and Microsoft) commenced to facilitate ad serving, measurement, and attribution in a privacy-first manner, which initiatives we have supported and adopted as a participant. These initiatives are centered around an application programming interface (“API”) based approach in which interest-based information and ad serving/measurement is managed within user browsers and shared in anonymized, aggregate forms. This post-cookie paradigm is well suited to us because our machine learning-based ad targeting approach is already centered around ingesting and using aggregated and statistical data for modeling. Parallel industry efforts to replace cookies with privacy friendly universal IDs will allow us and the industry generally to leverage a form of one-to-one cookie replacement, but with more limits, and we are not dependent on these outcomes. We are also not dependent on third party partners to license user profiles or IDs as part of third-party audience segments, which are commonly used methods for digital ad-targeting.

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

In addition, although we do not rely on third party-licensed audience segments for ad targeting or optimizations, AdTheorent Predictive Audiences leverage machine learning models to identify audience quality parameters which are important to our customers, within which AdTheorent campaigns seek to identify consumers who are most likely to convert given the specific customer’s business goal or KPI. HABi and ABi feature custom algorithms tailored to ensure “audience quality,” as determined in consultation with customers. This additional “audience quality” capability augments AdTheorent’s core ML-based campaign KPI optimization product-set, and offers customers an alternative to standard ID-based third party audience licenses.

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

AdTheorent offers customers two primary methods of engaging with our platform. Our full-service, or “Managed Programmatic,” model supplements our core platform capabilities with a full suite of media services, including campaign strategy and planning, media optimization and execution, data science as a service, reporting and analytics, creative and more. In addition to our Managed Programmatic method for transacting with customers, our self-service offering (“Self-service”), formally referred to as Direct Access, is a user-controlled enterprise solution that provides brand and agency users direct access to our award-winning media buying platform and machine learning technology. AdTheorent expands our total addressable market by making our platform and offerings available to customers regardless of their preferred method for executing programmatic digital campaigns.

We believe that our Managed Programmatic and Self-service offerings are complementary and can be used together, empowering customers with a flexible engagement model based on their unique business goals, internal capabilities and technical and other resources. The Managed Programmatic model is well suited for campaigns with complex KPIs and customers who desire additional support and value-added benefits including strategy, creative, and campaign optimization and execution, while the Self-service model addresses the needs of customers with existing media trading teams and resources.

Industry Overview

We believe the key industry trends shaping the advertising market include:

Fundamental shift to digital programmatic advertising: Digital advertising dominates United States of America (“U.S.”) spending and is estimated to account for more than 75.0% of market share in 2024. Marketers are continuing to realize the benefits of programmatic advertising across a wide range of advertising channels and formats, including desktop, tablet, mobile, CTV, and DOOH. In 2024, over 90.0% of all digital display ad dollars is forecasted to be transacted programmatically and that percentage is expected to increase in 2025. eMarketer estimates that in the U.S. alone, programmatic digital display ad spending will rise 15.9%, to $157.4 billion in 2024, and another 13.3%, to 178.3 billion in 2025. Programmatic digital video ad spending is forecasted to grow 20.9% in 2024 to $94.0 billion, and 15.8%, in 2025, to $108.8 billion. As the broader market continues to mature and programmatic platforms compete to capture more of this growing opportunity, advertisers are prioritizing media buying platforms which provide measurable ROI/ROAS, as opposed to platforms which connect media buyers and media sellers in a more generic, less performance-focused manner.

CTV is projected to be the fastest-growing programmatic channel in the coming years: The TV industry is undergoing significant disruption as Internet-enabled CTV has become a preferred vehicle for streaming video content. The amount of CTV users in the U.S. is forecasted to increase from 230.0 million, or 67.7% of the U.S. population, in 2023, to 245.8 million, or 70.5% of the U.S. population, in 2027, according to eMarketer. Additionally, eMarketer's CTV ad spending forecast increased by 22.4% in 2024 to $30.1 billion and grows to $42.4 million by 2027. CTV provides many benefits to advertisers, including more accurate control of scale, addressability, and measurement. Advertisers are increasingly investing in CTV as more inventory becomes available and as they realize the benefits that a full-funnel approach can have for their brands. As the CTV advertising market continues to mature, advertisers will demand more customized solutions that drive real world business outcomes.

Focus on consumer data privacy is expected to increase demand for cookie-less advertising solutions: Advertising has become more data driven and advertisers want to target customers while respecting consumer privacy. Internet advertisers in the past have capitalized on data from cookies to gain insights into users for retargeting, and they have relied on third party licensed “audience” data to target user profiles perceived to represent interested consumers. However, an increasing number of privacy laws and regulations restrict the use of personal data for advertising, such as the European General Data Protection Regulation (“GDPR”),the California Consumer Privacy Act (“CCPA”) as amended by the California Privacy Rights Act, effective in 2023 (“CPRA”), and other recent and forthcoming state laws such as the Virginia Consumer Data Protection Act (effective January 1, 2023), the Colorado Privacy Act (effective July 1, 2023), the Connecticut Data Privacy Act (effective July 1, 2023), the Utah Consumer Privacy Act (effective December 31, 2023), the State of Washington My Health My Data Act (effective March 31, 2024), the Oregon Consumer Privacy Act (effective July 1, 2024), the Texas Data Privacy and Security Act (effective July 1, 2024), the Florida Digital Bill of Rights (effective July 1, 2024), and the Montana Consumer Data Privacy Act (effective October 1, 2024). In addition, industry changes are restricting access to individualized IDs (internet browser providers including Google (Chrome) and Apple (Safari), and Apple’s iOS changes), causing some advertisers to reduce their reliance on vendors and software platforms that primarily utilize cookies and user IDs/profiles for ad targeting. In today’s connected world, we expect advertisers to increasingly need privacy-forward methods to identify their customers and connect with them across multiple channels, devices and formats. We further expect this to drive an industry shift away from cookie-based and profile-based DSPs towards privacy-focused solutions.

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

Strengths

We believe the following strengths and capabilities provide us with the ability to maintain and expand our position as a leading technology platform and solutions provider for digital advertising:

Award-Winning Proprietary Machine Learning Powered Media Buying Platform: Our technology and solutions, designed and developed in-house, have been recognized with numerous industry awards, and have been enhanced and refined since our founding in early 2012. Our machine learning-powered predictive advertising capability is engineered to drive superior outcomes (versus other advertising methods) for advertiser customers. We provide valuable differentiation through our proprietary media buying platform which uses machine learning and data science as the core method of ad-targeting and campaign optimization. Our predictive platform scores up to one million digital ad impressions per second, and 75 billion to 85 billion digital ad impressions per day, assigning a “predictive score” to each, for the purpose of identifying which of hundreds of non-individualized data attributes correlate with customer-desired conversions/actions or likely audience membership. Predictive scores are used to optimize media purchases and ad delivery to maximize customer returns on each advertising campaign.

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

Value-Added Vertical Solutions Which Enhance Differentiation: We offer customized vertical solutions to address the unique needs of advertisers in specialized industries. These solutions feature vertical-specific capabilities related to targeting, custom KPI achievement and ROI measurement, data and inventory, and audience validation. For example, many of these solutions will leverage data signals which constitute valuable KPIs to clients within those industry verticals (e.g., SKU level sales for Consumer Packaged Goods (“CPG”), prescription fill data for AdTheorent Health, viewership data for Entertainment, etc.). AdTheorent Health harnesses the power of machine learning to drive performance on campaigns targeting both HCP and patients, leveraging HIPAA-compliant methods and targeting practices that comply with NAI Code of Conduct and other self-regulatory standards. Our banking, financial services and insurance (“BFSI”) solutions drive real-world performance within the context of regulatory requirements and data use best practices intended to prevent discrimination in the promotion of federally regulated credit-extension products. We have created additional industry-tailored offerings to address the unique challenges and opportunities in a growing range of verticals.

Customer Retention and Growth Across Leading Global Brand and Agency Customers: Our demonstrated ability to address advertiser challenges and provide measurable value has yielded strong customer loyalty, retention and growth among a growing roster of the most sophisticated digital advertising customers. We have continued to meaningfully grow the average revenue from active customers (which are defined as our customers who spent over $5,000 during the previous twelve months). We monitor active customers to help understand our revenue performance. Additionally, monitoring active customers helps us understand the nature and extent to which the active customer base is growing, which assists management in establishing operational goals. We have many long-tenured customers with 67% of revenue for the fiscal year ended December 31, 2023, coming from customers who have generated revenue with us since 2020 or earlier. This is calculated by analyzing our 2023 revenue and grouping customers according to the year in which they commenced generating spend with us.

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

Experienced, Long-Tenured Management and Team: Our management team has deep and extensive experience in the advertising technology sector and a track-record of delivering positive financial results and value creation for stakeholders, which we believe gives us a competitive advantage. Our long-tenured management and extended team has provided us with valuable continuity of operations and unanimity of purpose and mission. Our deep advertising technology, data science and operational experience, combined with our keen awareness of evolving digital customer demands and data use trends and changes, significantly contribute to our operating success.

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
•
Capitalize on market and regulatory trends, including cookie deprecation, favoring privacy-forward solutions: As privacy standards evolve and the availability of personal identifiers continues to be restricted, we believe that our differentiation will compound and be further prioritized by media buyers seeking privacy-forward alternatives to legacy methods of ad-targeting. We plan to accelerate marketing efforts to highlight our advantages to advertisers seeking solutions not reliant on cookies or one-to-one personal identity resolution.
•
Gain share through sales team growth, brand direct initiatives, further development of verticalized value-added offerings and expansion of Self-service offering: We will seek to attract new customers and grow existing customers by continuing to aggressively scale our sales and revenue teams. The sales team will continue to serve agency as well as brand direct customers with whom we have experienced strong growth traction in recent years. In addition, we will accelerate our investment in developing vertical-specific offerings to address the unique needs of advertisers in specialized industries in our wide range of vertical offerings. Our Self-service offering expands our total addressable market by making our platform and offerings available to customers who have their own trading teams, expertise and other resources necessary to execute programmatic digital campaigns, and we will continue to enhance our user interfaces, workflows, and platform tools to make our capabilities intuitive and accessible for Self-service platform users.
•
Gain share through enhanced audience quality capabilities designed to offer customers new alternatives besides ID-based third-party audience segments: We do not rely on third party-licensed audience segments for ad targeting or optimizations. AdTheorent Predictive Audiences leverage machine learning models to identify audience quality parameters which are important to our customers, within which AdTheorent campaigns seek to identify consumers who are most likely to convert given the specific customer’s business goal or KPI. HABi and ABi feature custom algorithms tailored to ensure “audience quality,” as determined in consultation with customers. This additional “audience quality” capability augments AdTheorent’s core ML-based campaign KPI optimization product-set and offers customers and alternative to standard ID-based third-party audience licenses. We believe these new capabilities will offer customers attractive alternatives to standard syndicated third party audience segments, which also represents cost savings and incremental revenue opportunities for AdTheorent and its customers.
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
•
Growth through acquisitions: In addition to our organic growth, we intend to pursue accelerated growth through acquisitions with potential targets including businesses that help us accelerate entry into new geographies and more rapidly expand our products and solution offerings.

Competition

The programmatic advertising industry is highly competitive and fragmented. We compete with smaller, privately-held companies, along with public companies such as the Trade Desk, Inc. and Viant Technology, Inc., and with divisions of large, well-established companies such as Google and Amazon. We believe that we provide a valuable, highly differentiated alternative to other programmatic media buying platforms and service providers because of our foundationally different approach to programmatic ad targeting, privacy-forward approach to data, and our performance-first approach and the measurable results our capabilities and solutions make possible. We believe we are differentiated from our competitors in the following areas:

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
•
Our algorithm-based audience targeting solutions represent an innovative way to reach desired audiences without reliance on traditional ID-based targeting segments;
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

Customers

Our customers consist of many of the largest, most sophisticated and most recognized brands in the U.S. Our top customer verticals include healthcare/pharmaceutical, retail, government/education/nonprofit, and BFSI. We monitor active customers to help understand our revenue performance. Additionally, monitoring active customers helps us understand the nature and extent to which the active customer base is growing, which assists management in establishing operational goals. Active customers are defined as our customers who spent over $5,000 during the previous twelve months, which include a mix of brand and agency customers.

While the number of active customers decreased 7.8% from 347 to 320 from December 31, 2022 to December 31, 2023, average revenue per active customer increased 11.8%, consistent with our strategic focus on growing accounts with larger media budgets. We monitor this metric to understand active customer behaviors and spending trends.

We have a loyal customer base as demonstrated by our long-tenured customers, or those with us for three years or more, which contributed 67% of revenue for the fiscal year ended December 31, 2023.

Sales and Marketing

We have a large, experienced sales team with 58 sellers across the U.S. and Canada. Our experienced sales team is focused on business development overall, with an emphasis across key industries and media channels. The team is responsible for reaching and engaging new customers and driving revenue growth with existing customers. We provide an unparalleled level of end-to-end customer service, which includes support from campaign ideation to design, through production, launch and successful delivery.

Due to certain macroeconomic challenges faced in the first half of the year ended December 31, 2023, and our ongoing efforts to operate efficiently, our total net sellers increased by only one, or 2%, from December 31, 2022. In 2024, we plan to invest in our sales team in a targeted and opportunistic basis to accelerate growth in key strategies such as AdTheorent Health, Self-service, CTV, as well as to accelerate opportunities in new markets and verticals.

Our marketing efforts are focused on increasing awareness of our brand, articulating key differentiators, engaging core customer segments and driving revenue opportunities for sales. We work to increase visibility to our customers and potential customers through a variety of channels and initiatives including events, thought leadership (industry insights, awards, research, content), public relations, lead generation, social media, and sponsored content/advertising. The team supports the overall AdTheorent brand including the Managed Programmatic and Self-service customer transaction methods, as well as deploying vertical-specific marketing initiatives across key industries.

Intellectual Property

The protection of our intellectual property is an important component of our success. We rely on statutory and common law intellectual property laws, including trade secret, copyright, patent and trademark laws in the U.S. and Canada, and use contractual provisions, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements and other contractual rights to establish and protect our intellectual property. We also restrict the use of our proprietary technology and intellectual property through provisions in our terms of service.

As of December 31, 2023, we had three pending patent applications, one registered patent, and four registered trademarks. We are also the registered holder of a variety of domain name registrations, including adtheorent.com. Our patent – “Data Learning And Analytics Apparatuses, Methods and Systems” – recognizes one of our valuable ML-based advertising innovations, which we leverage as part of our cost per action and KPI optimization capability suite. We continually review our development efforts to assess the existence and patentability of new intellectual property.

Human Capital Resources

As of December 31, 2023, we had 301 full-time employees across the U.S. and Canada. Our team draws from a broad spectrum of backgrounds and experiences across the technology, data science and advertising industries. We prioritize our people and are proud to have earned a spot on the Crain’s New York “Best Places to Work” list for the past ten consecutive years. None of our employees are represented by a labor union or covered by collective bargaining agreements. We engage consultants and contractors from time to time to supplement our permanent workforce.

Diversity and Inclusion

We are committed to cultivating diversity and broadening opportunities for inclusion across our businesses. As of December 31, 2023, women represented 51% of our full-time workforce, 40% of our senior executives, and 25% of our Board of Directors (the “Board”). We seek to continuously improve in this area through our recruitment practices, employee development, mentoring, workshops, community outreach and pro bono work, providing volunteer opportunities that support under-represented communities, internal working groups, and by fostering ongoing conversations about human differences and the inherent value of all people in our communities.

Talent Attraction and Engagement

We seek to foster community, inclusion, and diversity throughout the organization by identifying talent culture adds, with a targeted emphasis on the value and contributions of each employee. Our talent attraction strategy includes utilizing employee referrals and networks, with a generous referral award, job boards, including those focused on diverse talent, and partnerships with organizations representing underrepresented communities. All job descriptions are thoroughly reviewed for consistent and inclusive language. We retain our talent through open and honest communication. Leadership is accessible to all levels of the organization and our Chief Executive Officer (“CEO”) leads quarterly all-company meetings. Feedback is encouraged through formal surveys, regular employee check ins, and the opportunity to provide anonymous suggestions. We continuously seek to improve, and we remain nimble in our ability to implement suggestions that will further benefit our employees. Employees know they have a real opportunity to be heard and to affect our business and culture.

Training and Development

We empower employees to develop their skills and abilities by following our core values and acting on great ideas regardless of their role or function. We work to provide an environment where talented individuals and teams can take control of their career growth. We provide a wide range of learning and development opportunities in both individual and group settings and offer regular manager enrichment workshops. We have ongoing career growth conversations, beyond a formal review process, and believe in investing in career growth and promoting from within. Similarly, we encourage employees to follow their interests and learn about new roles and departments. Employees can continue their growth by taking on new career trajectories within our growing organization.

Compensation and Benefits

In order to be an employer of choice and maintain the strength of our workforce, we consistently assess the current business environment and labor market to refine our compensation and benefits programs and other resources available.

We offer our employees a holistic total rewards package with premier health and welfare programs for employees and family members. We continuously seek feedback on benefits employees would like to see implemented. We provide compensation and benefits programs to help meet the needs of our employees and reward their efforts and contributions. We use internal and external resources to help develop plans that are fair and reward our employees’ commitment and performance with the goal of attracting and retaining high performing individuals. Third party survey results show we consistently provide rich benefits, and that our annual merit increase percentages are well above average.

In addition to salaries, we offer dynamic competitive compensation programs that are in line with our peers and industry. To reward employee contributions and enable them to share in the success of the Company, all employees receive generous and attainable incentive compensation beyond their base salary and equity compensation opportunities, including an Employee Share Purchase Plan (“ESPP”). We offer a 401(k) with employer match, employer-subsidized insurance benefits which are both robust and cost effective, flexible spending accounts, and employee assistance programs, among many other employee benefits. Recognizing the importance of work/life balance, all employees start with generous personal time off (“PTO”), which includes mental health days and increases with tenure, and we offer employees an above average number of paid holidays. We offer company paid family leave and all employees receive full incentive compensation during approved leaves of absence.

We conduct regular pay analyses to maintain pay equity in the U.S. for women and men and people of all races for employees performing similar work.

Health and Wellness

The success of our business is fundamentally connected to the well-being of our people. We strive to provide a work environment where our employees feel safe and are comfortable working and receive support.

Understanding and valuing the importance of work life balance, we have maintained a flexible work from home arrangement, leaving it to employees to determine a schedule that best fits their individual needs. We keep meeting times and deadlines within regular business hours and evaluate workloads to ensure even distribution and balance. For those who choose to come into our offices, we have created spaces that foster social engagement and sponsor reoccurring onsite events. Employee mental health is a top company priority, and we promote dialogue to ensure that employees feel supported. We advise employees to regularly take PTO, facilitate workshops promoting personal well-being, sponsor well-being challenges, provide extensive subsidized health benefits, including access to mental health resources, access to discounts and support for non-traditional family building options, pet care, and provide for gym membership cost reimbursement.

Government Regulation

We operate in support of many highly-regulated businesses across the U.S. and Canada, with significant un-tapped opportunity across the EU and APAC. Within the U.S. and Canadian markets that are our current focus, we are subject to a variety of, and may in the future become subject to additional, federal, state and local statutes and regulations in various jurisdictions, which are subject to change at any time, including data privacy and consumer protection laws. We work hard to balance the most effective advertising techniques with responsible, privacy-forward methods for targeted advertising.

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

We expect that the trend of enacting and revising data protection laws will continue and that new and expanded data privacy legislation in various forms will be implemented in the U.S. and in other countries around the globe. We believe that our data use practices have positioned us to provide market leadership as a privacy-forward leader in digital advertising. Moreover, since our platform does not rely on personal and individualized targeting methods to deliver desirable KPIs for our customers, we believe such evolving regulation will serve as a competitive advantage, as many competitors will need to reimagine how they conduct business to keep up with such regulations.

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
•
We allow our customers and suppliers to utilize application programming interfaces (“APIs”), with our platform, which could result in outages or security breaches and negatively impact our business, operating results and financial condition.
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
•
Risks Related to the Ownership of our common stock, par value $0.0001 per share (“Common Stock”), including:
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

The effects of health epidemics and other sustained adverse market events have had, and could in the future have an adverse impact on our business, operating results and financial condition.

Our business and operations have been and could in the future be adversely affected by health epidemics, such as the global COVID-19 pandemic, and could in the future be adversely affected by similar sustained adverse market events, such as a recession, depression, or similar event. Such adverse market events could materially and adversely affect our business and that of our customers or potential customers. Our customers’ and potential customers’ businesses or cash flows have been and may in the future be negatively impacted by adverse macroeconomic events, which may lead them to reduce their advertising spending and delay their advertising initiatives or technology spending, which may materially and negatively impact our business, operating results and financial condition. Our customers may also seek adjustments to their payment terms, delay making payments or default on their payables, any of which may impact the timely receipt and/or collectability of our receivables. As a result, our financial condition and results of operations may be adversely impacted if the business or financial condition of our customers and marketers is negatively affected by a sustained adverse market event.

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

In particular, the market for programmatic buying for advertising campaigns across multiple advertising channels is an emerging market. Our ability to provide capabilities across multiple advertising channels may be constrained if we are not able to maintain or grow advertising inventory for channels, and some of our offerings may not gain market acceptance. We may not be able to accurately predict changes in overall industry demand for the channels in which we operate and cannot make assurances that our investment in channel development will correspond to any such changes. For example, we cannot predict whether the growth in demand for our CTV offering will continue. Furthermore, if our channel mix changes due to a shift in customer demand, such as customers shifting their usage more quickly, or more extensively than expected, to channels in which we have relatively less functionality, features, or inventory, such as linear TV, then demand for our platform and service offerings could decrease, and our business, financial condition, and results of operations could be adversely affected.

We receive a significant amount of revenue from certain advertising agencies and brand marketers, and the loss of such customers could harm our business, operating results and financial condition.

As of December 31, 2023, our customers consisted primarily of independent advertising agencies and brand marketers and to a lesser extent, agencies owned by global holding companies.

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
•
changes in the economic prospects of marketers or the economy generally (ongoing and potential future global conflicts such as the attack by Hamas on Israel from the Gaza Strip and the conflict in Ukraine; inflationary pressures; or other serious adverse market events), which could alter marketers’ spending priorities, or could increase the time or costs required to complete advertising inventory sales;
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

Days payable outstanding (“DPO”) is calculated by dividing the average accounts payable for the period presented by the expense activity classified as platform operations less allocated costs of our personnel and allocated depreciation and amortization for the periods presented multiplied by the number of days in the period. DPO for the year ended December 31, 2023 was 46 days and for the year ended December 31, 2022 was 45 days.

Days sales outstanding (“DSO”) is calculated by dividing average accounts receivable for the period by revenue recorded for the period multiplied by the number of days in the period. Our DSO for the years ended December 31, 2023 and 2022, was 100 days and 96 days, respectively.

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

We have plans to allow our customers to utilize APIs with our platform, which could result in outages or security breaches and negatively impact our business, operating results and financial condition.

We may permit our customers to access our platform using APIs. To the extent this occurs, our APIs may allow customers to develop custom integration of their business with our platform. The use of APIs would increase security and operational risks to our systems, including the risk for intrusion attacks, data theft, or denial of service attacks. Furthermore, while APIs would allow customers greater ease and power in accessing our platform, they also present risks related to overusing our systems, potentially causing outages. While we intend to take measures to decrease security and outage risks associated with the use of APIs, we cannot guarantee that such measures will be successful. Our failure to prevent outages or security breaches resulting from API use could result in government enforcement actions against us, claims for damages by consumers and other affected individuals, costs associated with investigation, notification, mitigation, and remediation, damage to our reputation and loss of goodwill, any of which could have a material adverse impact on our business, operating results and financial condition.

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

While our platform and framework operate primarily in the U.S. and Canada, some of our operations may subject us to data privacy laws outside the U.S. In the EU, the GDPR took effect on May 25, 2018 and applies to our processing of personal data related to individuals who are in the EU. The GDPR includes significant penalties for noncompliance of up to the greater of €20 million or 4% of an enterprise’s global turnover (or revenue) for the preceding fiscal year, and each EU Member State may provide for other penalties applicable to such noncompliance.

We are subject to evolving laws and regulations that dictate whether, how, and under what circumstances we, or our data processors, may transfer, process and/or receive certain data, including data shared between countries or regions in which we operate and data shared among our products and services. For example, ongoing legal uncertainty in Europe regarding the transfer of data to the U.S. could result in further limitations, including in light of the recent Schrems II ruling from the Court of Justice of the European Union dated July 16, 2020. This ruling effectively invalidated the EU-U.S. Privacy Shield framework, and while it upheld the Standard Contractual Clauses (“SCCs”) as an alternative mechanism, it requires the parties to the SCCs to ensure that the level of protection required by European Union law is respected, potentially by yet-to-be-clarified supplementary measures. Like other U.S. companies, our ability to comply with this decision may depend on the continued existence and applicability of certain U.S. surveillance laws, which is not within our control. Similarly, legal uncertainty could result in further limitations regarding the United Kingdom, which exited the European Union on January 31, 2020, in particular in relation to data transfers to and from the United Kingdom. Certain countries outside of the European Union have also passed (e.g. Russia, China) or are considering passing laws requiring local data residency or otherwise impeding the transfer of data across borders. If one or more of the legal bases for transferring data is invalidated, if we are unable to transfer or receive data between and among countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results.

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

Regulatory investigations and enforcement actions could also impact us. In the U.S., the FTC uses its enforcement powers under Section 5 of the Federal Trade Commission Act (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in online tracking and the processing of consumer personal information more generally. Advocacy organizations have also filed complaints with applicable data protection authorities against advertising technology companies, arguing that certain of these companies’ practices do not comply with the GDPR or other applicable authorities. It is possible that investigations or enforcement actions will involve our practices or similar practices.

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

For example, browser providers have recently enacted changes restricting the use of third-party cookies in their browsers, which may cause instability in the digital advertising market. Execution of digital advertising relies to a significant extent on the use of cookies, pixels and other similar technology, including mobile device identifiers that are provided by mobile operating systems for advertising purposes, to collect data about users and devices. Although our business is less reliant on cookies than some of our competitors because it does not need cookies to target digital ads effectively, we may use third-party cookies, to the extent available, as a targeting component or in other capacities such as attribution or frequency capping. Third-party cookies are cookies owned and used by parties other than the owners of the website visited by the Internet user, in connection with their business for obtaining information about consumers, and for delivering digital advertising. Google has publicly stated it intends for Chrome to begin phasing out third-party cookies in the second half of 2024, and it is possible Google will make additional related announcements. Google has also introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. Additionally, the Safari browser currently blocks third-party cookies by default and has recently added controls that algorithmically block or limit some cookies. Other browsers have added similar controls. These actions will have significant impacts on the digital advertising and marketing ecosystems in which we operate, which could cause changes in advertising budget allocations and thereby could negatively impact our business.

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

In addition to our legal obligations, we have committed to comply, and generally requires our customers and partners to comply, with applicable self-regulatory principles, such as the NAI Code of Conduct and the Digital Advertising Alliance’s Self-Regulatory Principles for Online Behavioral Advertising in the U.S., and similar self-regulatory principles in Europe and Canada adopted by the local Digital Advertising Alliance.

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

Policing unauthorized use of our technology is difficult. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those of the U.S., and mechanisms for enforcing proprietary rights in such countries may be inadequate. If we are unable to protect our proprietary rights (including in particular, the proprietary aspects of our platform) we may find ourselves at a competitive disadvantage to others who have not incurred the same level of expense, time and effort to create and protect their intellectual property.

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

Most members of our management team have limited experience managing a publicly- traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. There are significant obligations we will be subject to relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage our transition to being a public company. These new obligations and added scrutiny will require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, operating results and financial condition.

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
•
regulatory developments in the U.S., foreign countries, or both;
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

As of December 31, 2023, warrants to purchase an aggregate of 15,973,832 shares of our Common Stock were outstanding and exercisable (subject to the conditions set forth in the Warrant Agreement defined below). The warrants consisted of 10,541,595 warrants issued in MCAP’s initial public offering (“Public Warrants”) and 5,432,237 private placement warrants issued to the Sponsor concurrent to MCAP’s initial public offering (“Private Placement Warrants”). The warrants became exercisable on March 2, 2022, which was the later of 12 months from the closing of the MCAP’s initial public offering and 30 days after the closing of the Business Combination. Each whole warrant entitles the registered holder to purchase one share of Common Stock at an exercise price of $11.50 per share. The Public Warrants and Private Placement Warrants will expire five years after the completion of the Business Combination.

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

H.I.G. Capital, LLC (“H.I.G. Capital”) controls approximately 37.5% of the voting power of our Common Stock in the election of directors. This control will limit or preclude your ability to influence corporate matters for the foreseeable future. These stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This control may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of our Company and may ultimately affect the market price of our Common Stock.

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

The ongoing conflicts in Ukraine and Israel may result in market volatility that could adversely affect our stock price.

In February 2022, an armed conflict escalated between Russia and Ukraine. The sanctions announced by the U.S. and other countries against Russia and Belarus following Russia’s invasion of Ukraine to date include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia and Belarus. The U.S. and other countries could impose wider sanctions and take other actions should the conflict further escalate. Separately, in October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which threatens to spread to other Middle Eastern countries including Lebanon and Iran.

As a result of the ongoing Russia/Ukraine, Hamas/Israel and/or other future global conflicts, our business, results of operations, and/or financial condition may be adversely affected. In addition, these conflicts may have adverse effects on regional and global economic markets and this may result in increased volatility in the price of our Common Stock.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We operate in the advertising technology sector, which is subject to various cybersecurity threats and risks that could adversely affect our business, financial condition, and results of operations, including unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third-party data or systems; theft of sensitive, regulated, or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; business delays, service or system disruptions or denials of service; violation of privacy laws; and other litigation and legal risk and reputational risk. We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. Our cybersecurity program is in alignment with a combination of industry standards and best practices, such as ISO 27001, Center of Internet Security (“CIS”) for our information systems, and the Open Web Application Security Project (“OWASP”) Top 10 for our website and mobile applications. We conduct regular internal and annual external penetration testing of our cloud hosting environment to identify our top information security risks. In addition, we perform ad hoc risk assessments to identify the potential impact and likelihood of various cyber scenarios and to determine appropriate mitigation strategies and controls.

We have an information security on-boarding and off-boarding process to oversee and identify information security related risks from cybersecurity threats associated with the use of any third-party service providers and vendors. This process includes the completion of information security vendor questionnaires before on-boarding. Our information security department reviews these questionnaires to ensure that any third-party company that will host our non-public data has an information security program whose strength level is at least materially equivalent to our information security program.

We use various tools and methodologies to manage cybersecurity risk, including the implementation of a business continuity process that includes a comprehensive Information Security Incident Response Plan (“InfoSec IR Plan”) that is tested on a regular basis. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through cybersecurity awareness training to equip employees to avoid falling victim to phishing attempts, and we enforce strong password requirements and use multi-factor authentication. We conduct regular vulnerability scans, penetration tests, utilize threat intelligence feeds, and conduct external annual penetration testing by an independent third party.

To the best of our knowledge, cybersecurity risks and threats have not materially impacted our business to date. However, it is possible that these risks and threats could materially impact our business in the future. Our business depends on the availability, reliability, and security of our information systems, networks, data, proprietary business information and intellectual property. Any disruption, compromise, or breach of our systems or data due to a cybersecurity threat or incident could disrupt our operations, cause customers to lose trust and confidence in us and stop using our products, website and mobile applications, adversely affect our product development and competitive position, and could also result in a breach of our contractual obligations or legal duties to protect the privacy and confidentiality of our stakeholders and other third parties. Such a breach could expose us to business interruption, lost revenue, ransom payments, remediation costs, liabilities to affected parties, cybersecurity protection costs, lost assets, litigation, regulatory scrutiny and actions, reputational harm, customer dissatisfaction, harm to our vendor relationships, or loss of market share. The advertising technology sector may be especially vulnerable to these risks due to our industry’s reliance on personal information and the evolving privacy regulatory environment described under the caption “Risks Related to Data Privacy” in Item 1.A above.

Our Board exercises its oversight role through the Board’s audit committee, which in the event of a cybersecurity incident or material new risk arising from a cybersecurity threat would provide the Board with reports and findings discussed with our Chief Technology Officer (“CTO”) and/or our Chief Information Security Officer (“CISO”).

Our audit committee members have varying levels of information security backgrounds ranging from direct cybersecurity experience with extensive involvement in data protection and cybersecurity compliance, policies, and governance, to broader experience being responsible for corporate risk management, including information security and the development of cyber incident reporting under the Critical Infrastructure Act. As part of their role on the audit committee, audit committee members stay current with information security trends and considerations for addressing cybersecurity risk and governance.

Our Executive Information Security Risk Management Committee (“ISRM Committee”) consists of our CISO, CEO, Chief Financial Officer (“CFO”), CTO, as well as representatives from the client services and yield teams. The primary purpose of the ISRM Committee is to act on behalf of our executive management in fulfilling the oversight responsibilities with regards to the identification, analysis, and mitigation of all internal and external operational and strategic information security risks. The ISRM Committee is also responsible for the effective administration and adherence to our information security program, policy, standards, and guidelines. In the quarterly ISRM Committee meetings, our CISO provides updates on current information security trends and risks in the industry and covers how we, as a company, analyze these trends, and how we mitigate identified information security risks. The ISRM Committee also reviews the status of our phishing testing results and considers additional information security awareness and training measures, so we can minimize phishing risks and other human-related risks.

The ISRM Committee has two working groups: Information Security Operational Risk Management (“ORM”), and Information Security Incident Response (“IR”). The Information Security ORM working group meets quarterly to collect information security operational risks from our technical, product, and data science team, and reports material risks to the ISRM Committee. The IR working group has core and support teams. Members of this working group review all changes to the InfoSec IR Plan and periodically test the InfoSec IR Plan by participating in information security incident response tabletop exercises. The ISRM Committee reviews all information security risks company-wide reported by both working groups and selects top risks that will be covered and translated into the information security projects for the incoming quarter. The ISRM Committee also reviews and approves our cybersecurity policy, standards, and guidelines annually, and prioritizes information security related projects to mitigate our top information security risks on a quarterly basis. The ISRM Committee is also responsible for the review and approval of all changes of InfoSec IR Plan.

Our CISO holds master's degrees in both computer science and technology and business management. He also holds Certified Information Security Professional (“CISSP”) and Certified Information Security Manager (“CISM”) certifications and has over 20 years of experience in cybersecurity at a Fortune 100 company, the largest private bank in the U.S. as well as top research universities in the U.S.

Our CEO is the liaison between the ISRM Committee and the Board and is responsible for communication between the two groups.

Our CTO holds a bachelor's degree in technology and over 25 years of experience in application development and technology management. This experience includes 12 years of application management at a Fortune 50 financial services company.

The IR support team is responsible for the monitoring, prevention, and timely detection, confirmation, mitigation and remediation of information security incidents.

After the discovery and confirmation of an incident, the IR core team evaluates materiality, which includes business impact analyses, consideration of the nature, scope, and timing of the incident, and an assessment of whether it is at least reasonably likely the incident will have a material impact on our operations and/or consolidated financial statements.

In the case of the discovery of a material incident, we have a third-party under retainer to assist with incident containment and response. The third-party company provides forensic and investigation assistance to our incident response team, as needed.

Our CISO provides the state-of-the-information security program to the Board annually and as needed. Also, our CISO and CFO meet with the chairman of the Audit Committee on an as-needed basis for a comprehensive analysis of the material risks in information security.

Item 2. Properties.

Our corporate headquarters is located in the Soho neighborhood of New York, New York, where we have 139 full-time employees and occupy facilities totaling approximately 17,000 square feet under a lease that expires in September 2028. We have ten other office spaces across the U.S. Regional offices are leased or accessed pursuant to shared-space service contracts, and we do not own any real property. We believe that our current facilities are adequate to meet our current needs and provides flexibility as we continue to scale.

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

Holders

As of March 8, 2024, there were 137 holders of record of our Common Stock, which amount does not include participants of The Depository Trust Company or beneficial owners holding shares through nominee names.

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

We use ML, a subset of artificial intelligence, and advanced data science to organize, analyze and operationalize non-sensitive data to deliver real-world value for customers. Central to our ad-targeting and campaign optimization methods, we build custom machine learning models for each campaign using historic and real-time data to predict future consumer conversion actions for every digital ad impression. We have integrations with Digital Ad Exchanges, or SSPs, from which we are sent ad impression opportunities for evaluation and purchase. We predictively score all ad impression opportunities for the purpose of deciding which ad impressions will likely drive valuable conversions or engagement activity for our customers. Our predictive platform scores up to one million digital ad impressions per second and 75 billion to 85 billion digital ad impressions per day, assigning a “predictive score” to each. Each predictive score is determined by correlating non-individualized data attributes associated with the particular impression with data corresponding to previously purchased impressions that yielded consumer conversion or engagement activity. Such non-individualized attributes include variables such as publisher, content and URL keywords, device make, device operating system and other device attributes, ad position, geographic data, weather, demographic signals, creative type, and size, etc. The “predictive scores” generated by our platform allow us and our advertising clients to determine which ad impressions are more likely or less likely to result in client-desired KPIs. Our machine learning models are customized for every campaign and our platform “learns” over the course of each campaign as it processes more data related to post media view conversion experience. Based on these statistical probabilities or “predictive scores,” our platform automatically determines bidding optimizations to drive conversions and advertiser ROI or ROAS, delivering on approximately 0.001 of the evaluated advertising requests. Our use of machine learning and data science helps us to maximize efficiency and performance, enabling our customers to avoid wasted ad spend related to suboptimal impressions such as impressions that are predicted to be at a greater risk for fraud/invalid traffic or impressions with a higher likelihood of being unviewable, unmeasurable, or not brand safe, among other factors.

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

Supplementing our core machine learning-powered platform capabilities, we offer customized vertical solutions to address the needs of advertisers in specialized industries. These specialized solutions feature vertical-specific capabilities related to targeting, measurement and audience validation. Our broader health offering, which encompasses engagements with customers in the verticals and sub-verticals of healthcare, pharmaceutical, pharmacy, over-the-counter brands, and health-related government (collectively, “AdTheorent Health”), harnesses the power of machine learning to drive superior performance on campaigns targeting both healthcare providers and patients, leveraging HIPAA compliant methods and targeting practices that comply with NAI Code of Conduct and other self-regulatory standards. Our HABi and Health Audiences allows programmatic advertisers to use aggregated health data to research and target “audiences” in a more precise, data-driven and less opaque manner than what is currently available across the industry. This solution leverages primary-sourced health data and machine learning to create statistical representations of audiences, but notably is not ID-based and does not include PHI. These features allow platform users leverage HABi to build Health Audiences with the goal of achieving health advertisers’ KPIs, while being privacy forward and HIPAA-compliant by design. In addition, as part of our strategy to establish a scalable foundation for the deployment of innovative verticalized solutions, we launched ABi a platform tool that allows advertisers to build customizable, machine learning-based predictive audiences for other key verticals. We have also created additional offerings tailored to address the unique challenges and opportunities in a growing range of other verticals.

Factors Affecting Our Performance

Growth of the Programmatic Advertising Market

Our operating results and prospects will be impacted by the overall continued adoption of programmatic advertising by inventory owners and content providers, as well as advertisers and the agencies that represent them. Programmatic advertising has grown rapidly in recent years, however, recent negative macro-economic sentiment has impacted advertiser spending. Any acceleration, or slowing, of programmatic advertising growth, due to macro-economic factors or otherwise, would affect our operating and financial performance. In addition, even if the programmatic advertising market continues to grow at its current rate, our ability to successfully position ourselves within the market will impact the future growth of the business.

Investment in Platform and Solutions to Provide Continued Differentiation in Evolving Market

We believe that the capabilities and differentiation of our platform and solutions has been critical to our historical growth. Continued innovation in an evolving programmatic marketplace will be an important driver of our future growth. We anticipate that operating expenses will increase in the foreseeable future as we invest in platform operations and technology, data science and machine learning capabilities and data infrastructure and tools to enhance our custom solutions and value-added offerings. We believe that these investments will contribute to our long-term growth, although they may have a negative impact on profitability in the near-term.

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

Our growth has and may continue to be impacted by macroeconomic factors beyond our control such as inflation, rising interest rates, global geopolitical uncertainties, among other things, as well as possible year-over-year declines in our acquisition of new customers.

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

Development of International Markets

Although almost all of our historic revenue is attributable to campaigns and operations in the U.S. and Canada, we plan to continue to explore opportunities to serve new international markets, including serving the global needs of existing customers. We believe that the global opportunity for programmatic advertising is significant and should continue to expand as publishers and advertisers outside the U.S. and Canada increasingly seek to adopt the benefits that programmatic advertising provides. We believe that our privacy-forward approach to ad targeting and data usage will provide desired differentiation and value in highly and increasingly regulated markets such as the EU, which is subject to the GDPR. Our ability to efficiently expand into new markets will affect our operating results.

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

The number of active customers for the year ended December 31, 2023 was 320 and for the year ended December 31, 2022 was 347, decreasing by 27 customers, or 7.8%, with average revenue per active customer increasing 11.8%, consistent with our strategic focus on growing accounts with larger media budgets.

Components of Results of Operations

Revenue

Media Services

We generate Managed Programmatic and Self-service (collectively “Media Services”) revenue by using our proprietary machine learning-powered technology platform to execute targeted digital advertising campaigns, offering advanced predictive targeting solutions across different customer industry verticals and consumer screens (desktop, mobile, and CTV), including customized targeting, measurement and analytical services to address unique advertiser challenges. Our customers consist of brands working directly with the Company and advertising agencies working on behalf of our customers.

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

Self-service Revenue Model

Self-service customers access our platform directly and manage their advertising campaigns. We provide advertiser and marketer customers direct access to the platform so that they can execute and manage advertising campaigns. Advertising Services Agreements with customers specify the pricing framework, which typically involves a percentage of customer spend and additional fees applicable to various data science model deployments and uses as applicable to a given campaign. Additional services can be procured on a per-service pricing basis. Platform fee revenue is recognized, on an over time basis, when the customer makes a purchase through the platform during the month. Our performance obligation is to provide the use of the platform to customers. We are not primarily responsible for the purchase of advertising inventory, third party data, and other related expenses. Revenue for customers working with us on this basis is recorded net of the amount incurred and payable to suppliers for the cost of advertising inventory, third party data and other add-on features, as we do not control the purchase nor have pricing discretion with regard to these items. We have therefore determined that we serve as an agent and that net presentation of revenue is appropriate. We bill clients for their purchases through our platform and the associated platform fees.

During the year ended December 31, 2022, we added Self-service Plus as an option to our Self-service offering. Under this option, we directly manage the customers’ advertising campaigns. Unlike Self-service, we are primarily responsible for the purchase of advertising inventory, third party data, and other related expenses. We have therefore determined that the customer serves as a principal and that gross presentation of revenue is appropriate.

Under either a Self-service or Self-service Plus offering, a customer cannot take possession of the software platform, nor is it feasible or currently an available option for a customer to contract with a third party to host the software or for a customer to host the software. Fees related to Self-service and Self-service Plus are entirely variable, and revenue is recognized in the period the Company has the contractual right to the fee.

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

Equity-based Compensation

Compensation expense related to employee equity-based awards is measured and recognized in the consolidated financial statements based on the fair value of the awards granted. We granted awards to employees that vest based solely on continued service, or service conditions, and awards that vest based on the achievement of performance targets, or performance conditions. The fair value of each option award containing service and/or performance conditions is estimated on the grant date using the Black-Scholes option-pricing model (“BSM”). For service condition awards, equity-based compensation expense is recognized on a straight-line basis over the requisite service periods of the awards. For performance condition awards, equity-based compensation expense is recognized using a graded vesting model over the requisite service period of the awards. Forfeitures are recorded as they occur.

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

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table summarizes our historical results of operation for the periods presented:

	Year Ended December 31,
	2023		2022		Change	%
	(in thousands, except for percentages)
Revenue	$170,809	100.0%	$166,082	100.0%	$4,727	2.8%
Operating expenses:
Platform operations	89,145	52.2%	83,444	50.2%	5,701	6.8%
Sales and marketing	45,769	26.8%	44,018	26.5%	1,751	4.0%
Technology and development	20,824	12.2%	16,644	10.0%	4,180	25.1%
General and administrative	17,821	10.4%	20,697	12.5%	(2,876)	-13.9%
Total operating expenses	173,559	101.6%	164,803	99.2%	8,756	5.3%
(Loss) income from operations	(2,750)	-1.6%	1,279	0.8%	(4,029)	-315.0%
Interest income, net	2,465	1.4%	263	0.2%	2,202	837.3%
Gain on change in fair value of Seller's Earn-Out	763	0.4%	17,308	10.4%	(16,545)	-95.6%
Gain on change in fair value of warrants	1,331	0.8%	9,868	5.9%	(8,537)	-86.5%
Gain on deconsolidation of SymetryML	—	0.0%	1,939	1.2%	(1,939)	**
Loss on change in fair value of SAFE Notes	—	0.0%	(788)	-0.5%	788	**
Loss on fair value of investment in SymetryML Holdings	(161)	-0.1%	(72)	0.0%	(89)	123.6%
Other expense, net	(49)	0.0%	(21)	0.0%	(28)	133.3%
Total other income, net	4,349	2.5%	28,497	17.2%	(24,148)	-84.7%
Net income before provision for income taxes	1,599	0.9%	29,776	17.9%	(28,177)	-94.6%
Provision for income taxes	(1,592)	-0.9%	(988)	-0.6%	(604)	61.1%
Net income	$7	0.0%	$28,788	17.3%	$(28,781)	-100.0%

** Not meaningful

Revenue

Total revenue increased $4.7 million, or 2.8%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The largest drivers of the growth were in the healthcare/pharmaceutical, CPG, and government/education/nonprofit verticals, which collectively increased approximately $20.1 million, or 25.8%. The increase is primarily due to increased adoption of our AdTheorent Health offering, as well as our Health Audience solution launched in the third quarter of 2022. Offsetting these increases were decreases in BFSI (impacted by the automotive finance and insurance), services, software/websites, and home improvement, which collectively decreased $15.1 million, or 38.9%.

Operating expenses

Total Operating Expenses increased $8.8 million, or 5.3% for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Refer to the discussion below for further details of these variances.

Platform operations

Platform operations expenses increased $5.7 million, or 6.8%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was mainly attributable to increases in traffic acquisition costs, data infrastructure expense, hosting expense, and amortization. Traffic acquisition costs increased $3.3 million, associated with increased media purchased through our platform. Hosting expenses increased $1.3 million primarily due to increased infrastructure to support the development of our investment in healthcare and a new multi-year hosting deal that will yield future incentives in this area. Data infrastructure costs, or costs for data used in our platform, which is not related to a specific campaign, increased $0.9 million primarily due to our increased investment in our healthcare offerings. Amortization of intangible assets increased $0.9 million primarily due to an increase investment in capitalized software. The increases were offset by a decrease of $0.4 million in equity-based compensation.

Sales and marketing

Sales and marketing expenses increased $1.8 million, or 4.0%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022 mainly due to an increase of $1.0 million in sales commissions related to the increase in revenue for the year ended December 31, 2023 as compared to the year ended December 31, 2022, including additional compensation bonuses for achievement of commission goals. Additionally, employee travel and marketing-related events increased in 2023, resulting in increases of $0.8 million and $0.3 million in travel and marketing expenses, respectively. Offsetting the increases was a $0.4 million decrease in Seller’s Earnout equity-based compensation as the expense was fully recognized as of September 2022.

Technology and development

Technology and development expenses increased $4.2 million, or 25.1%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase is mainly due to a $6.3 million fee paid for the early termination of a vendor agreement, $0.9 million in certain employee related expenses for additional compensation and other employee related costs, and $0.3 million of increased contract development expenses. Offsetting the increases are decreases of $2.4 million related to the increase in hours worked on capitalizable projects and $0.9 million in equity-based compensation.

General and administrative

General and administrative expenses decreased $2.9 million, or 13.9%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a $1.3 million decrease in professional fees such as audit, legal, and consulting fees related to initial costs as a publicly traded company and a decrease of $1.1 million in insurance expense, mainly driven by a decrease in directors and officers insurance premiums. Additionally, equity-based compensation and Seller’s Earnout equity-based compensation expenses each decreased $0.7 million. The decreases are offset by an increase in employee related compensation expenses of $0.8 million.

Interest income, net

Interest income, net increased $2.2 million for the year ended December 31, 2023 when compared to the year ended December 31, 2022, primarily due to an increase in interest earned of $1.9 million related to more favorable interest rates on money market investments.

Gain on change in fair value of Seller's Earn-Out

For the year ended December 31, 2023 and 2022, the Seller's Earn-Out liability decreased $0.8 million and $17.3 million in fair value, respectively, resulting in a gain for those amounts in the respective years. These changes in fair value were primarily driven by updates to certain variables such as stock price, stock volatility, risk-free rate, and remaining life.

The Seller's Earn-Out liability was assumed by the Company in connection with the Business Combination.

Gain on change in fair value of warrants

For the year ended December 31, 2023 and 2022, the fair value of the warrants liability decreased by $1.3 million and $9.9 million, respectively, resulting in a gain for those amounts in the respective years. These changes in fair value were primarily driven by updates to certain variables such as stock price, stock volatility, risk-free rate, and remaining life.

The warrants liability was assumed by the Company in connection with the Business Combination.

Provision for income taxes

Provision for income taxes increased $0.6 million or 61.1% with effective tax rates of 98.4% and 3.3% for the years ended December 31, 2023 and 2022, respectively. The increase in the effective tax rate was the result of the increase in permanent items such as expense shortfall on restricted stock vesting and state and local taxes, and the increase in deferred-only adjustments, including research and development credits.

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

The following table presents the calculation of gross profit and reconciliation of gross profit to Adjusted Gross Profit for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
	(in thousands)
Revenue	$170,809	$166,082
Less: Platform operations	89,145	83,444
Gross Profit	81,664	82,638
Add back: Other platform operations	29,567	27,182
Adjusted Gross Profit (1)	$111,231	$109,820

EBITDA and Adjusted EBITDA

EBITDA is a non-GAAP financial measure defined by us as net income, before interest income, net, depreciation, amortization and income tax provision. Adjusted EBITDA is defined as EBITDA before equity-based compensation expense, transaction costs related to the Business Combination, non-core operations and other non-recurring items.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the year ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
	(in thousands)
Net income	$7	$28,788
Interest income, net	(2,465)	(263)
Tax provision	1,592	988
Depreciation and amortization	9,065	8,023
EBITDA (1)	$8,199	$37,536
Equity based compensation	9,223	11,188
Seller's Earn-Out equity-based compensation	—	1,364
Early termination fee (2)	6,300	—
Non-recurring legal fees (3)	222	—
Transaction costs (4)	166	(131)
Gain on change in fair value of Seller's Earn-Out (5)	(763)	(17,308)
Gain on change in fair value of warrants (6)	(1,331)	(9,868)
Gain on deconsolidation of SymetryML (7)	—	(1,939)
Loss on change in fair value of SAFE Notes (8)	—	788
Loss on fair value of investment in SymetryML Holdings	161	72
Separation expense related to headcount reductions	—	270
Non-core operations (9)	—	351
Adjusted EBITDA (1)	$22,177	$22,323

Adjusted EBITDA as a percentage of Adjusted Gross Profit and Adjusted Gross Profit as a percentage of Revenue

	Year Ended December 31,
	2023	2022
	(in thousands, except for percentages)
Gross Profit	$81,664	$82,638
Net income	$7	$28,788
Net income as a percentage of Gross Profit	0.0%	34.8%
Adjusted Gross Profit (1)	$111,231	$109,820
Adjusted EBITDA (1)	$22,177	$22,323
Adjusted EBITDA as a percentage of Adjusted Gross Profit (1)	19.9%	20.3%
Gross Profit	$81,664	$82,638
Revenue	$170,809	$166,082
Gross Profit as a percentage of Revenue	47.8%	49.8%
Revenue	$170,809	$166,082
Adjusted Gross Profit (1)	$111,231	$109,820
Adjusted Gross Profit as a percentage of Revenue (1)	65.1%	66.1%

(1)
We use non-GAAP financial measures to help set budgets, establish operational goals, measure performance goals in employee equity incentive awards, analyze financial results and performance, and make strategic decisions.
(2)
Relates to a fee paid for the early termination of a vendor agreement.
(3)
Primarily attributable to our provision of evidentiary testimony requested by the Federal Trade Commission. The required deposition did not directly relate to our operations.
(4)
Includes professional fees directly related to the December 22, 2021 Business Combination.
(5)
In connection with the Business Combination, a Seller's Earn-Out liability was recorded. The gain represents the decrease in fair value of the Seller's Earn-Out in the years ended December 31, 2023 and 2022.
(6)
In connection with the Business Combination, a liability for warrants was recorded. The gain represents the decrease in fair value of the warrants in the year ended December 31, 2023 and 2022.
(7)
On March 31, 2022, we deconsolidated SymetryML which resulted in a gain. Refer to Note 16 — SymetryML and SymetryML Holdings of our consolidated financial statements, included elsewhere in this Form 10-K, for more information.

(8)
On March 31, 2022, in connection with the deconsolidation of SymetryML, we performed a valuation of the SAFE notes on that date which resulted in a loss. Refer to Note 16 — SymetryML and SymetryML Holdings of our consolidated financial statements, included elsewhere in this Form 10-K, for more information.
(9)
Effective as of March 1, 2020, we effectuated a contribution of our SymetryML department into a new subsidiary, SymetryML, Inc. We periodically raised capital to fund SymetryML operations by entering into Simple Agreement for Future Equity Notes (“SAFE Notes”) with several parties. We viewed SymetryML operations as non-core, and did not fund future operational expenses incurred in excess of SAFE Notes funding secured. Beginning March 31, 2022, we no longer consolidated SymetryML. Refer to Note 16 — SymetryML and SymetryML Holdings of our consolidated financial statements, included elsewhere in this Form 10-K, for more information.

Liquidity and Capital Resources

Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, development expenses, general and administrative expenses, and others. As of December 31, 2023, we had $70.3 million in cash and cash equivalents.

As of December 31, 2023, our working capital was $111.4 million. All amounts previously drawn on our Revolving Credit Facility, as defined below, were re-paid in January 2022 and we do not anticipate a need to borrow on this facility in the immediate future. We believe we have sufficient sources of liquidity, including cash generated from operations as well as the capacity on the Revolving Credit Facility, to support our operating needs, capital requirements, and debt service requirements for the next twelve months.

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

We are subject to customary representations, warranties, and covenants. The Senior Secured Agreement requires that the Company meet certain financial and non-financial covenants which include, but are not limited to, (i) delivering audited consolidated financial statements to the lender within 90 days after year-end commencing with the fiscal year ending December 31, 2022 financial statements, (ii) delivering unaudited quarterly consolidated financial statements within 45 days after each fiscal quarter, commencing with the quarterly period ending on March 31, 2022 and (iii) maintaining certain leverage ratios and liquidity coverage ratios. As of December 31, 2023, we were in full compliance with the terms of the Senior Secured Agreement.

As of December 31, 2023, we had one letter of credit for approximately $1.0 million and no amounts were drawn on the Revolving Credit Facility.

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

We expect to continue generating strong positive cash flows as we scale our operations.

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$2,900	$13,918
Net cash used in investing activities	$(5,373)	$(3,196)
Net cash provided by (used in) financing activities	$155	$(38,236)

Operating Activities

Net cash provided by operating activities decreased $11.0 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease was primarily due to the following:

•
Cash paid to settle the early termination of a vendor agreement of $6.3 million.
•
Decrease in cash collected for revenue of $5.8 million.
•
Increase in cash paid for taxes of $2.9 million.
•
Increase in cash paid for client refunds of $1.4 million.
•
Increase in cash paid for hosting costs related to increased infrastructure to support the development of our increased investment in healthcare and a new multi-year hosting deal of $0.6 million.
•
Increase in cash paid for employee expenses of $0.6 million.

•
Increase in cash paid for rent of $0.4 million.
•
Increase in cash paid for contract development expenses of $0.4 million.
•
Timing differences of certain collections.

Offsetting increases in operating cash included the following:

•
Decrease in cash paid for campaign costs of $2.3 million due to timing of certain payments.
•
Increase in net cash received for interest of $2.2 million.
•
Decrease in cash paid for professional service fees of $2.0 million, including audit, legal, and consulting, related to being a newly public company in the prior year period.
•
Decrease in cash paid for insurance of $1.1 million.
•
Timing differences of certain payments.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2023 was $5.4 million, increasing $2.2 million compared to the year ended December 31, 2022. Cash used for development of software increased $2.5 million to $5.3 million in the year ended December 31, 2023 due to the increase in capitalizable projects when compared to the year ended December 31, 2022.

Net cash used in investing activities during the year ended December 31, 2022 was $3.2 million, primarily consisting of capitalized software development costs of $2.8 million.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2023 was $0.2 million, consisting of proceeds from issuance of shares under the ESPP of $0.3 million and cash received from stock option exercises of $0.3 million. Offsetting the financing cash inflow was cash paid for restricted stock withheld for taxes of $0.5 million.

Net cash used in financing activities during the year ended December 31, 2022 was $38.2 million consisting primarily of the re-payment of revolver borrowings of $39.0 million. We also paid cash for restricted stock withheld for taxes of $0.3 million. Offsetting these payments were cash received from stock option exercises of $0.5 million, proceeds related to the SymetryML issuance of preferred stock of $0.4 million, and proceeds from the SAFE Notes of $0.2 million.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements.

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

For further discussion on these items and their impact included in our financial statements refer to Note 14 — Seller's Earn-Out and Note 15 — Warrants, of the consolidated financial statements included elsewhere in this Form 10-K.

Our significant accounting policies are described in Note 2 — Summary of Significant Accounting Policies, of the consolidated financial statements included elsewhere in this Form 10-K. Our critical policies related to Revenue Recognition, Equity-based compensation, Software development costs, Goodwill, and Long-lived Assets are also included in the Notes to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

AdTheorent Holding Company, Inc

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AdTheorent Holding Company, Inc (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2021.

New York, NY

March 12, 2024

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$70,261	$72,579
Accounts receivable, net	71,288	56,027
Income tax recoverable	177	145
Prepaid expenses	4,515	1,466
Total current assets	146,241	130,217
Property and equipment, net	457	520
Operating lease right-of-use-assets	5,085	5,732
Investment in SymetryML Holdings	628	789
Customer relationships, net	—	4,475
Other intangible assets, net	7,969	6,708
Goodwill	34,842	34,842
Deferred income taxes, net	10,575	6,962
Other assets	299	359
Total assets	$206,096	$190,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,910	$9,479
Accrued compensation	10,483	8,939
Accrued expenses	4,994	6,224
Operating lease liabilities, current	1,421	1,265
Total current liabilities	34,808	25,907
Warrants	967	2,298
Seller's Earn-Out	10	773
Operating lease liabilities, non-current	5,141	6,201
Total liabilities	40,926	35,179
Commitments and contingencies (Note 20)
Stockholders’ equity
Preferred stock, $0.0001 per share, 20,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 350,000,000 shares authorized; 88,464,048 and 86,968,309 shares issued and outstanding as of December 31, 2023 and 2022, respectively	9	9
Additional paid-in capital	93,304	83,566
Retained earnings	71,857	71,850
Total stockholders’ equity	165,170	155,425
Total liabilities and stockholders’ equity	$206,096	$190,604

See accompanying notes to consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenue	$170,809	$166,082
Operating expenses:
Platform operations	89,145	83,444
Sales and marketing	45,769	44,018
Technology and development	20,824	16,644
General and administrative	17,821	20,697
Total operating expenses	173,559	164,803
(Loss) income from operations	(2,750)	1,279
Interest income, net	2,465	263
Gain on change in fair value of Seller's Earn-Out	763	17,308
Gain on change in fair value of warrants	1,331	9,868
Gain on deconsolidation of SymetryML	—	1,939
Loss on change in fair value of SAFE Notes	—	(788)
Loss on fair value of investment in SymetryML Holdings	(161)	(72)
Other expense, net	(49)	(21)
Total other income, net	4,349	28,497
Net income before provision for income taxes	1,599	29,776
Provision for income taxes	(1,592)	(988)
Net income	$7	$28,788
Less: Net loss attributable to noncontrolling interest	—	550
Net income attributable to AdTheorent Holding Company, Inc.	$7	$29,338
Earnings per share:
Basic	$0.00	$0.34
Diluted	$0.00	$0.32
Weighted-average common shares outstanding:
Basic	87,984,917	86,222,972
Diluted	92,465,503	92,621,822

See accompanying notes to consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except for number of shares)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
December 31, 2021	85,743,994	$9	$70,778	$42,512	$(1,416)	$111,883
Equity-based compensation	—	—	11,188	—	—	11,188
Seller's Earn-Out equity-based compensation	—	—	1,364	—	—	1,364
Conversion of SAFE Notes into SymetryML preferred stock	—	—	—	—	3,938	3,938
SymetryML preferred stock issuance	—	—	—	—	400	400
Deconsolidation of SymetryML Holdings	—	—	—	—	(2,372)	(2,372)
Exercises of options	794,506	—	459	—	—	459
Exercises of warrants	10	—	—	—	—	—
Transaction cost adjustment	—	—	55	—	—	55
Vesting of restricted stock, net of shares withheld for taxes	429,799	—	(278)	—	—	(278)
Net income (loss)	—	—	—	29,338	(550)	28,788
December 31, 2022	86,968,309	$9	$83,566	$71,850	$—	$155,425
Equity-based compensation	—	—	9,583	—	—	9,583
Exercises of options	491,467	—	306	—	—	306
Vesting of restricted stock, net of shares withheld for taxes	771,867	—	(466)	—	—	(466)
Shares issued under employee stock purchase plan	232,405	—	315	—	—	315
Net income	—	—	—	7	—	7
December 31, 2023	88,464,048	$9	$93,304	$71,857	$—	$165,170

See accompanying notes to consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net income	$7	$28,788
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	359	334
Amortization expense	8,872	7,830
Depreciation expense	193	193
Amortization of debt issuance costs	55	55
Gain on change in fair value of Seller's Earn-Out	(763)	(17,308)
Gain on change in fair value of warrants	(1,331)	(9,868)
Gain on deconsolidation of SymetryML	—	(1,939)
Loss on change in fair value of SAFE notes	—	788
Loss on fair value of investment in SymetryML Holdings	161	72
Deferred tax benefit	(3,613)	(6,528)
Equity-based compensation	9,223	11,188
Seller's Earn-Out equity-based compensation	—	1,364
Changes in operating assets and liabilities:
Accounts receivable	(15,620)	(425)
Income taxes recoverable	(32)	(50)
Prepaid expenses and other assets	(2,397)	3,307
Accounts payable	8,376	(2,844)
Accrued compensation, accrued expenses, and other liabilities	(590)	(1,039)
Net cash provided by operating activities	$2,900	$13,918
Cash flows from investing activities
Capitalized software development costs	(5,265)	(2,797)
Purchase of property and equipment	(108)	(330)
Decrease in cash from deconsolidation of SymetryML	—	(69)
Net cash used in investing activities	$(5,373)	$(3,196)
Cash flows from financing activities
Cash received for exercised options	306	459
Payments from revolver borrowings	—	(39,017)
Proceeds from SAFE notes	—	200
Proceeds from SymetryML preferred stock issuance	—	400
Taxes paid related to net settlement of restricted stock awards	(466)	(278)
Proceeds from employee stock purchase plan	315	—
Net cash provided by (used in) financing activities	$155	$(38,236)
Net decrease in cash and cash equivalents	(2,318)	(27,514)
Cash and cash equivalents at beginning of period	72,579	100,093
Cash and cash equivalents at end of period	$70,261	$72,579
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$358
Cash paid for income taxes	$7,674	$4,765
Increase in lease liabilities from obtaining right-of-use assets - ASC 842 adoption	$—	$8,376
Increase in lease liabilities from obtaining right-of-use assets	$359	$214
Non-cash investing and financial activities
Capitalized software and property and equipment, net included in accounts payable	$55	$10
Equity-based compensation included in capitalized software development costs	$360	$—

See accompanying notes to consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

1.
DESCRIPTION OF BUSINESS

AdTheorent Holding Company Inc. and its subsidiaries (the “Company”, “AdTheorent”), is a digital media platform which focuses on performance-first, privacy-forward methods to execute programmatic digital advertising campaigns, serving both advertising agency and brand customers. The Company uses machine learning and advanced data science to organize, analyze and operationalize non-sensitive data to deliver real-world value for customers. Central to its ad-targeting and campaign optimization methods, the Company builds custom machine learning models for each campaign using historic and real-time data to predict future consumer conversion actions for every digital ad impression. The Company’s machine learning models are customized for every campaign and the platform “learns” over the course of each campaign as it processes more data related to post media view conversion experience. AdTheorent is a Delaware corporation headquartered in New York, New York. On December 22, 2021 (“Closing Date”), AdTheorent, LLC and AdTheorent Holding Company, LLC, (together “Legacy AdTheorent”), entered into a business combination (“Business Combination”) with the Company’s predecessor company, MCAP Acquisition Corporation (“MCAP”).

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

Liquidity

As of December 31, 2023, the Company had cash and cash equivalents of $70,261 and working capital, consisting of current assets, less current liabilities, of $111,433. We believe our existing cash and cash flow from operations will be sufficient to meet the Company’s working capital requirements for at least the next 12 months.

Segments

The Company operates in one segment in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”). The Company’s chief operating decision maker (“CODM”) reviews financial information on an aggregated and consolidated basis, together with certain operating and performance measures principally to make decisions about how to allocate resources and to measure the Company’s performance.

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

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

Geographic Data

Revenue by geographic region for the years ended December 31, 2023 and 2022 was as follows:

	Year ended December 31,
	2023	2022
U.S.	$162,538	$159,909
Canada	8,244	5,957
Other	27	216
Total	$170,809	$166,082

Over 99% of all of total consolidated long-lived assets are located in the United States of America (“U.S”).

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2022, the Company did not have cash equivalents.

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

Intangible Assets

Intangible assets primarily consist of acquired software, non-compete agreements, customer relationships and trademarks/tradenames resulting from business combinations. Intangible assets acquired are recorded at acquisition-date fair value, less accumulated amortization. In the quarter in which identified intangible assets become fully amortized, we remove the fully amortized balances from the gross asset and accumulated amortization amounts.

The Company’s intangible assets are being amortized over their estimated useful lives, using the straight-line method which best reflects the pattern of use, as follows:

Description	Estimated Life (Years)
Software	2 - 3
Non-compete agreements	5
Customer relationships	7
Trademarks/tradename	10 - 15

Software Development Costs

Development costs associated with certain solutions offered exclusively through software as a service model are accounted for in accordance with ASC Topic 350-40, Internal-Use Software (“ASC 350-40”). Under ASC 350-40 qualifying software costs developed for internal use are capitalized when application development begins, it is probable that the project will be completed, and the software will be used as intended. Capitalized costs include (1) payroll and payroll-related costs for employees who are directly associated with, and devote time to, a qualifying project and (2) certain external direct costs for third-parties who are directly associated with, and devote time to, a qualifying project. Costs incurred during the preliminary project stage of development as well as maintenance costs are expensed as incurred. The Company capitalizes direct costs related to application development activities that are probable to result in additional functionality. Capitalized costs are amortized on a straight-line basis over two years, which best represents the pattern of the software’s useful life. The Company tests for impairment whenever events or changes in circumstances that could impact recoverability occur. There were no impairments recorded for the years ended December 31, 2023 and 2022.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets when events or changes in circumstances indicate their carrying value may not be recoverable. Such events or changes in circumstances may include: a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses recoverability of a long-lived asset by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining lives. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, measured as the amount by which the carrying amount exceeds estimated fair value. An

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

impairment loss is charged to operations in the period in which management determines such impairment. There were no impairments recorded for the years ended December 31, 2023 and 2022.

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

If the test results in a fair value less that the carrying value, the loss is recorded within operating expenses in the Consolidated Statements of Operations in the period the determination is made. Refer to Note 8  — Goodwill.

Revenue

The Company generates revenue by using its proprietary machine learning-powered technology platform to execute targeted digital advertising campaigns, offering advanced predictive targeting solutions across different customer industry verticals and consumer screens (desktop, mobile, and CTV), including customized targeting, measurement and analytical services to address unique advertiser challenges. The Company’s customers consist of clients working directly with the Company and advertising agencies working on behalf of its customers. The Company accounts for revenue in accordance with Accounting Standards Update (“ASU”) 2014-09 (Topic 606), Revenue from Contracts with Customers (“ASC 606”). Refer to Note 3 — Revenue Recognition.

Expenses

The Company classifies its Operating expenses into the following four categories. Each expense category includes overhead, including depreciation, amortization, rent and related occupancy costs, which is allocated based on headcount.

Platform Operations

Platform operations consists of the cost of revenue including advertising inventory, third party inventory validation and measurement, ad-serving, ad-verification, research and data (collectively referred to as ‘traffic acquisition costs’ or TAC), amortization expense related to capitalized software, depreciation expense, allocated costs of the Company’s personnel which set up and monitor campaign performance and platform hosting, license, and maintenance costs. Allocated overhead costs were $688 and $768 for the years ended December 31, 2023 and 2022, respectively.

Sales and Marketing

Sales and marketing expenses consist of compensation and commission costs of the sales and related support teams, as well as travel, trade show, and other marketing related costs. Advertising costs are charged to operations when incurred. Total

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

advertising costs amounted to $412 and $251 for the years ended December 31, 2023 and 2022, respectively. Allocated overhead costs were $1,117 and $1,251 for the years ended December 31, 2023 and 2022, respectively.

Technology and Development

Technology and development expenses consists primarily of employee costs, including salaries, bonuses, equity-based compensation, travel expenses, and employee benefit costs associated with the ongoing development and maintenance of the Company's technology platform. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization, which are then recorded as capitalized software development costs. Allocated overhead costs were $495 and $521 for the years ended December 31, 2023 and 2022, respectively.

General and Administrative Expense

General and administrative expenses include compensation for executive and administrative personnel, professional service fees, insurance, supplies, and other fixed costs. Allocated overhead costs were $187 and $180 for the years ended December 31, 2023 and 2022, respectively.

Equity-based Compensation

Compensation expense related to employee equity-based awards is measured and recognized in the consolidated financial statements based on the fair value of the awards granted. The Company granted awards to employees that vest based solely on continued service, or service conditions, and awards that vest based on the achievement of performance targets, or performance conditions. The fair value of each option award containing service and/or performance conditions is estimated on the grant date using the Black-Scholes option-pricing model (“BSM”). The fair value of restricted stock units (“RSUs”) containing service and/or performance conditions is estimated on the grant date using the fair value of the Company’s Common Stock. For service condition awards, equity-based compensation expense is recognized on a straight-line basis over the requisite service periods of the awards. For performance condition awards, equity-based compensation expense is recognized using a graded vesting model over the requisite service period of the awards. Forfeitures are recorded as they occur. Refer to Note 12 — Equity-Based Compensation Expense.

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

Seller’s Earn-Out

Accounting for the Seller’s Earn-Out to Legacy AdTheorent equity holders and vested Exchanged Option holders as of the Closing Date

The Seller’s Earn-Out, as defined in Note 14 — Seller’s Earn-Out, can be settled in cash or shares at the discretion of the Company. The contingent issuance of the Seller’s Earn-Out consideration to Legacy AdTheorent equity holders and vested Exchanged Option holders as of the Closing Date, on a pro rata ownership basis, would be accounted for as an equity transaction if the Seller’s Earn-Out Target is met. The Company determined that the contingent obligation to Legacy AdTheorent equity holders and vested Exchanged Option holders as of the Closing Date is not indexed to the Company's stock under ASC 815-40 and therefore equity treatment is precluded. As such the Seller's Earn-Out to Legacy AdTheorent equity holders and vested Exchanged Option holders as of the Closing Date will be fair valued at each reporting period and liability classified, with any changes in fair value being recorded in the Consolidated Statements of Operations. Refer to Note 14 – Seller’s Earn-Out for further details.

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

The Seller's Earn-Out to unvested Exchanged Option and Exchanged Unit holders as of the Closing Date is subject to a last man standing arrangement, whereby if an unvested Exchanged Option or Exchanged Unit holder forfeits their respective award, the total Seller’s Earn-Out is reallocated among the Legacy AdTheorent equity holders, vested Exchanged Option holders as of the Closing Date and the remaining unvested Exchanged Option and Exchanged Unit holders. The Company determined they would account for a forfeiture of an unvested Exchanged Option and Exchanged Unit as a forfeiture of the Seller's Earn-Out award by one unvested Exchanged Option and Exchanged Unit and regrant of options to the other unvested Exchanged Option and Exchanged Unit holders. See Note 14 – Seller’s Earn-Out for further details.

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

Operating Leases

The Company recognizes right-of-use (“ROU”) assets and lease liabilities arising from all leases based on the present value of future minimum lease payments over the lease term. Our leases often include options to extend or terminate at our sole discretion, which are included in the determination of lease term when they are reasonably certain to be exercised.

The Company determines if an arrangement is, or contains, a lease at inception. Operating leases are classified as non-current operating lease right-of-use assets and current and non-current operating lease liabilities on the Consolidated Balance Sheet. Leases with an initial term of 12 months or less on our consolidated balance sheet but continue to record rent expense on a straight-line basis over the lease term. The Company does not have finance leases.

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

(in thousands, except shares/units and per share/unit data)

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

ASU No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (Topic 740)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”), which is part of the FASB’s overall simplification initiative to reduce the costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 simplifies accounting guidance for intra-period allocations, deferred tax liabilities, year-to-date losses in interim periods, franchise taxes, step-up in tax basis of goodwill, separate entity financial statements, and interim recognition of tax laws or rate changes. ASU 2019-12 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements as of December 31, 2023.

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. ASU 2016-13, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company adopted this ASU effective January 1, 2023. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

Accounting Pronouncements Issued Not Yet Adopted

ASU No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280)

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280) (“ASU 2023-07”), which requires entities to enhance disclosure requirements and clarify circumstances in which an entity can disclose multiple segment measures of profit or loss. The updated guidance also provides new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07, is effective for all public entities for fiscal years, beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the adoption to have a material effect on the Company's consolidated financial statements.

ASU No. 2023-09, Income Taxes (Topic 740)

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes - Improvements to Income Tax Disclosure (Topic 740) (“ASU 2023-09”), which establishes new income tax requirements in addition to modifying and eliminating certain existing requirements. Under ASU 2023-09, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation and further disaggregate income taxes paid. ASU 2023-09, is effective for all public entities for fiscal years, beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The Company does not expect the adoption to have a material effect on the Company's consolidated financial statements.

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

Media Services

The Company generates Managed Programmatic and Self-service (collectively “Media Services”) revenue by using its proprietary machine learning-powered technology platform to execute targeted digital advertising campaigns, offering advanced predictive targeting solutions across different customer industry verticals and consumer screens (desktop, mobile, and CTV), including customized targeting, measurement and analytical services to address unique advertiser challenges. The Company’s customers consist of brands working directly with the Company and advertising agencies working on behalf of its customers.

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

The Company’s contracts with a customer may convey a right to discounted or free of charge impressions. The Company determines whether rights to discounted future impressions provide a material right to the customer and revenue related to such material right should be deferred to the period when such right to discount expires or is exercised by the customer. For periods presented, the Company did not identify material rights related to such discounts. The Company estimates and records reductions to revenue for rebates based on expected service during the contract term.

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

Self-service Revenue Model

Self-service customers access the Company’s platform directly and manage their advertising campaigns. The Company provides advertiser and marketer customers direct access to the platform so that they can execute and manage advertising campaigns. Advertising Services Agreements with customers specify the pricing framework, which typically involves a percentage of customer spend and additional fees applicable to various data science model deployments and uses as applicable to a given campaign. Additional services can be procured on a per-service pricing basis. Platform fee revenue is recognized, on an over time basis, when the customer makes a purchase thru the platform during the month. The Company’s performance obligation is to provide the use of the platform to customers. The Company is not primarily responsible for the purchase of advertising inventory, third party data, and other related expenses. Revenue for customers working with the Company on this basis are recorded net of the amount incurred and payable to suppliers for the cost of advertising inventory, third party data and other add-on features, as the Company does not control the purchase nor have pricing discretion with regard to these items. The Company has therefore determined that it serves as an agent and that net presentation of revenue is appropriate. The Company bills clients for their purchases through its platform and the associated platform fees.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

During the year ended December 31, 2022, the Company added Self-service Plus as an option to the Self-service offering. Under this option, AdTheorent directly manages the customers' advertising campaigns. Unlike Self-service, the Company is primarily responsible for the purchase of advertising inventory, third party data, and other related expenses. The Company has therefore determined that the Company serves as a principal and that gross presentation of revenue is appropriate.

Under either a Self-service or Self-service Plus offering, a customer cannot take possession of the software platform, nor is it feasible or currently an available option for a customer to contract with a third party to host the software or for a customer to host the software. Fees related to Self-service and Self-service Plus are entirely variable, and revenue is recognized in the period the Company has the contractual right to the fee.

The Self-service offerings are new to the market and not yet material to the Company from a financial reporting perspective.

Accounting Policy Elections and Practical Expedients

The Company has elected to exclude from the measurement of the transaction price all taxes (e.g., sales, use, value-added) assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes.

The Company used the practical expedient and expenses the costs to obtain or fulfill a contract as incurred because the amortization period of the asset that the Company otherwise would have recognized is one year or less. Therefore, there were no contract cost assets recognized as of December 31, 2023 or 2022.

The Company has elected not to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period for performance obligations with a remaining performance obligation that is part of a contract that has an original expected duration of one year or less.

Contract Balances

Contract assets related to the Company’s revenue streams were not significant to these consolidated financial statements.

The following table summarizes the changes in deferred revenue balances:

	As of December 31,
	2023	2022
Beginning balance	$1,149	$207
Deferral of revenue	2,173	4,083
Recognition of deferred revenue	(2,986)	(2,091)
Refunds	(5)	(1,050)
Ending balance	$331	$1,149

For the year ended December 31, 2023 and 2022, the Company recognized approximately $1,144 and $203, respectively, of revenue which was included in the opening deferred revenue balance.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

4. ACCOUNTS RECEIVABLE, Net

Accounts receivable, net consisted of the following:

	As of December 31,
	2023	2022
Accounts receivable	$72,057	$56,243
Other receivables	234	483
	72,291	56,726
Less: allowance for credit losses	(1,003)	(699)
Accounts receivable, net	$71,288	$56,027

The provision for credit losses on accounts receivable was $359 and $334 for the years ended December 31, 2023 and 2022, respectively.

The following table presents changes in the allowance for credit losses:

	Year Ended December 31,
	2023	2022
Beginning balance	$699	$365
Reserve for credit losses	359	340
Write-offs, net of recoveries	(55)	(6)
Ending balance	$1,003	$699

5.
PREPAID EXPENSES

Prepaid expenses consisted of the following:

	As of December 31,
	2023	2022
Income taxes	$2,380	$—
Platform operations	872	876
Software	590	501
Marketing-related events	580	—
Other	93	89
Total	$4,515	$1,466

6.
PROPERTY AND EQUIPMENT, Net

Property and equipment, net consisted of the following:

	As of December 31,
	2023	2022
Computers and equipment	$906	$949
Less: accumulated depreciation	(449)	(429)
Total	$457	$520

Depreciation expense on Property and equipment was $193 and $193 for the years ended December 31, 2023 and 2022, respectively.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

7.
INTANGIBLE ASSETS, Net

Intangible assets, net consisted of the following:

		December 31, 2023
	Remaining Weighted Average Useful Life (in years)	Gross amount	Accumulated amortization	Net carrying amount
Capitalized software costs	1.2	$8,401	$(3,487)	$4,914
Trademarks/tradename	3.0	10,195	(7,140)	3,055
Total		$18,596	$(10,627)	$7,969

		December 31, 2022
	Remaining Weighted Average Useful Life (in years)	Gross amount	Accumulated amortization	Net carrying amount
Software	—	$6,038	$(6,038)	$—
Capitalized software costs	1.1	10,173	(7,535)	2,638
Customer relationships	1.0	31,492	(27,017)	4,475
Trademarks/tradename	4.0	10,195	(6,125)	4,070
Total		$57,898	$(46,715)	$11,183

Amortization expense was included in the Company’s Consolidated Statements of Operations as follows:

	Year ended December 31,
	2023	2022
Platform operations	$3,054	$2,200
Sales and marketing	5,481	5,480
Technology and development	327	140
General and administrative	10	10
Total	$8,872	$7,830

For the year ended December 31, 2023, customer relationships of $31,492, capitalized software of $7,429, and software of $6,038 that were fully amortized have been removed from gross intangible assets and accumulated amortization. For the year ended, December 31, 2022, net intangible assets of $387 were retired in connection with the deconsolidation of SymetryML Holdings. Refer to Note 16 — SymetryML and SymetryML Holdings for further details.

Total amortization expense for the year ended December 31, 2023 and 2022 was $8,872 and $7,830, respectively. Amortization expense for capitalized software costs for the year ended December 31, 2023 and 2022 was $3,380 and $2,199, respectively.

Estimated future amortization of intangible assets as of December 31, 2023 is as follows:

Year ended December 31,
2024	$4,577
2025	2,367
2026	1,016
2027	7
2028	1
Thereafter	1
Total	$7,969

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

8. GOODWILL

The Company is a single reporting unit. The goodwill balance as of December 31, 2023 and December 31, 2022 was $34,842. Goodwill is tested at least annually as of October 31, or earlier if events occur or circumstances change that would more likely than not reduce the fair value below the carrying amount. See Note 2 - Summary of Significant Accounting Policies.

For the October 31, 2023 and 2022 impairment tests, fair value was determined by using a market-based approach (weighted 50%) and an income approach (weighted 50%), as this combination was deemed to be the most indicative of the Company’s fair value in an orderly transaction between market participants. Under the market-based approach, the Company utilized information regarding the Company, the Company’s industry as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value the Company. Under the income approach, the Company determined fair value based on estimated future cash flows of the Company, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn, which are unobservable Level 3 inputs. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. The estimated weighted-average cost of capital of the Company was 18.0% as of both October 31, 2023 and 2022. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. The Company believes its assumptions are reasonable. Solely for purposes of establishing inputs for the fair value calculation described above related to goodwill impairment testing, the Company made the following assumptions. The Company developed long-range financial forecasts (five years) and assumed known changes in the customer base. A terminal growth rate of 3.0% was utilized in both years.

The October 31, 2023 and 2022 annual impairment test supported the recorded goodwill balance and as such no impairment of goodwill was required.

9.
ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of December 31,
	2023	2022
Campaign costs	$3,253	$4,081
Customer rebates	748	—
Deferred revenue	331	1,149
Platform operations	280	401
Other	382	593
Total	$4,994	$6,224

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

The Company is subject to customary representations, warranties, and covenants. The Senior Secured Agreement requires that the Company meet certain financial and non-financial covenants which include, but are not limited to, (i) delivering audited consolidated financial statements to the lender within 90 days after year-end commencing with the fiscal year ending December 31, 2022 financial statements, (ii) delivering unaudited quarterly consolidated financial statements within 45 days after each fiscal quarter, commencing with the quarterly period ending on March 31, 2022 and (iii) maintaining certain leverage ratios and liquidity coverage ratios. As of December 31, 2023 and 2022, the Company was in full compliance with the terms of the Senior Secured Agreement.

The Company incurred $277 of deferred financing fees associated with the Senior Secured Agreement. The deferred financing fees were capitalized and recorded in Other assets on the Consolidated Balance Sheets. The deferred financing fees are being amortized using the straight-line method over the term of the Senior Secured Agreement. For each of the years ended December 31, 2023 and 2022, the Company amortized $55. As of December 31, 2023 and 2022, the Company had one letter of credit for approximately $983. As of December 31, 2023 and 2022, there were no amounts drawn on the Revolving Credit Facility.

11.
INCOME TAXES

For the years ended December 31, 2023 and 2022, the Company recorded a provision for income taxes of $1,592 and $988, respectively. The effective income tax rates (“ETR”) for the years ended December 31, 2023 and 2022 were 98.4% and 3.3%, respectively.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. As of both December 31, 2023 and 2022, management did not record a valuation allowance on certain deferred tax assets after considering all of the available evidence.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

The components of income from operations before income taxes consist of the following for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Domestic	$1,531	$29,790
Foreign	68	(14)
Income from operations before income taxes	$1,599	$29,776

Components of the provision for income taxes consist of the following for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Current provision (benefit):
Federal	$3,537	$5,253
State and local	1,604	2,261
Foreign	64	2
Total current provision	5,205	7,516
Deferred benefit:
Federal	(2,744)	(4,473)
State and local	(869)	(2,055)
Foreign	—	—
Total deferred benefit	(3,613)	(6,528)
Provision for income taxes	$1,592	$988

Reconciliation of the federal statutory rate to the Company’s effective tax rate is the following for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Federal income tax rate	21.0%	21.0%
State and local taxes, net of federal benefit	36.0%	0.6%
Foreign rate differential	0.8%	0.0%
Unrealized gain on Seller's Earn-Out and warrants valuation	-27.5%	-18.2%
Net shortfall on stock vesting and option exercises	93.5%	0.0%
Permanent items	27.5%	1.1%
Research and development credits	-58.0%	-1.6%
Equity option forfeitures	5.6%	-0.9%
Change in valuation allowance	0.0%	-1.0%
Other	-0.5%	2.3%
Effective tax rate	98.4%	3.3%

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

The tax effects of significant temporary differences that comprise deferred tax assets and liabilities were as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Deferred tax assets:
Operating lease liability	$1,827	$2,077
Accrued expenses	—	5
Capitalized costs	2,388	2,750
Research and development expenditures capitalization	6,671	3,860
Reserves	283	198
Equity-based compensation	2,806	2,958
Deferred tax assets	13,975	11,848
Deferred tax liabilities:
Right of use asset	(1,416)	(1,595)
Fixed asset	(206)	(797)
Intangible assets	(1,606)	(2,339)
Investments	(172)	(155)
Deferred tax liabilities	(3,400)	(4,886)
Deferred tax asset, net	$10,575	$6,962

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and instead requires taxpayers to amortize such expenditures over five years for tax purposes. This provision resulted in a deferred tax asset of $6,671 and $3,860 as of December 31 2023 and 2022, respectively.

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

As of December 31, 2023 and 2022, there were no unrecognized tax benefits recorded. The Company did not recognize interest and penalties expense for the years ended December 31, 2023 and 2022, respectively. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. The Company is subject to taxation in the U.S, various states, and Canada. As of December 31, 2023, the Company’s tax returns remain open and subject to examination by the tax authorities for the tax years 2019 and after.

If amounts are repatriated from our foreign subsidiaries, we could be subject to additional non-U.S. income and withholding taxes. We consider undistributed earnings of such foreign subsidiaries to be indefinitely reinvested.

12.
EQUITY-BASED PAYMENTS

2021 Long-Term Incentive Plan

In connection with the Business Combination, the Board approved the adoption of the 2021 Long-Term Incentive Plan (the “2021 Plan”). The Company’s stockholders adopted the 2021 Plan on December 21, 2021. The 2021 Plan authorizes the Company to issue an initial aggregate maximum number of shares of Common Stock equal to (i) 10,131,638 Shares plus (ii) an increase commencing on January 1, 2023 and continuing annually on the anniversary thereof through January 1, 2031, equal to the lesser of (a) 5% of the total number of shares outstanding on the last day of the preceding calendar year or (b) such smaller number of shares as determined by the Company’s Board of Directors. As of December 31, 2023, equity awards have been granted under the 2021 Plan, and 6,501,266 shares remained available for issuance.

On January 1, 2024, the Company added 4,423,202 shares to the shares available for issuance under the 2021 Plan.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

Stock Option Award Activity

The stock options that have been granted by the Company (“Stock Options”) consist of time based (service condition awards). The time-based equity options vest 25% each year for four years. For the year ended December 31, 2023 and 2022, $3 and $243, respectively, of equity-based compensation expense was recognized related to Stock Options granted. All stock options were fully vested as of July 1, 2023.

The Company received cash in the amount of $306 and $459 from the exercise of equity options for the year ended December 31, 2023 and 2022, respectively. The tax benefit from Stock Options exercised were $607 and $128 for the year ended December 31, 2023 and 2022, respectively.

During the years ended December 31, 2023 and 2022, the Company did not approve any Stock Options to be granted to employees of the Company.

The following table summarizes the Company’s Stock Option activity for the years ended December 31, 2023 and 2022:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2021	7,726,830	$0.60	5.22
Granted	—	—
Exercised	(794,506)	0.58
Forfeited	(16,609)	0.74
Outstanding at December 31, 2022	6,915,715	$0.61	4.67
Granted	—	—
Exercised	(501,331)	0.61
Forfeited	(18,563)	0.74
Expired	(23,443)	0.59
Outstanding at December 31, 2023	6,372,378	$0.61	4.34
Vested and exercisable at December 31, 2023	6,372,378	0.61	4.34

The aggregate intrinsic value of options outstanding on December 31, 2023 and 2022 was $5,380 and $7,286, respectively. The aggregate intrinsic value of options vested on December 31, 2023 and 2022 was $5,380 and $7,230, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2023 and 2022 is $375 and $1,757, respectively.

As of December 31, 2023, all Stock Options were vested and the related compensation cost was fully recognized.

Restricted Stock Units and Performance-Based Restricted Stock Units

The fair value of RSUs equals the market value of the Company’s Common Stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.

On November 1, 2023, the Company granted 126,050 RSUs at a fair value of $1.21 per share to consultants, which consisted of performance-based vesting conditions (“PSUs”). On May 24, 2023, the Company granted 5,564,806 RSUs at a fair value of $1.51 per share to employees and Board members, which consisted of a mix of both time-based and PSUs. The RSUs with time-based vesting conditions vest over a period of one to four years.

Of the RSUs granted on May 24, 2023, 1,037,980 were PSUs with vesting conditions based on achievement of revenue targets and vest over a period of one to four years. The vesting conditions for the PSUs granted on November 1, 2023, are based on the achievement of an aggregate gross spend goal in each of the next three years and vest in three tranches over the next three years. For PSUs granted on May 24, 2023, equity-based compensation expense for the year ended December 31, 2023, was $686, on the basis that the vesting conditions were achieved. Equity based compensation was not recognized for

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

PSUs for the year ended December 31, 2022, due to not obtaining the defined targets of the related grants and the related PSUs were cancelled effective December 31, 2022.

For the year ended, December 31, 2023 and 2022, $8,410 and $10,865, respectively, of equity-based compensation expense was recognized related to time-based RSUs.

A summary of the RSU, including PSU, activity for the years ended December 31, 2023 and 2022, is as follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value per Unit
Nonvested as of December 31, 2021	846,797	$7.95
Granted	3,403,582	9.41
Vested	(528,111)	7.95
Forfeited	(158,300)	9.46
Cancellations	(799,287)	9.42
Nonvested as of December 31, 2022	2,764,681	$9.23
Granted	5,690,856	1.50
Vested	(1,055,472)	9.01
Forfeited	(169,943)	7.83
Nonvested as of December 31, 2023	7,230,122	$3.22

As of December 31, 2023, there was $13,860 of total unrecognized compensation expense related to the RSUs, including PSUs, which is expected to be recognized over a weighted average period of 1.3 years.

Employee Stock Purchase Plan

On December 21, 2021, the Company’s stockholders approved the AdTheorent Holding Company, Inc. Employee Stock Purchase Plan (the “ESPP”), in connection with the Business Combination and became effective immediately upon the closing of the Business Combination on December 22, 2021. Under the ESPP, an aggregate of 2,026,328 shares of Common Stock (subject to certain adjustments to reflect changes in the Company’s capitalization) are reserved and may be purchased by eligible employees who become participants in the ESPP. The purchase price per share of the Common Stock is the lesser of 85% of the fair market value of a share of Common Stock on the offering date or 85% of the fair market value of a share of Common Stock on the purchase date. The first offering period under the ESPP began August 15, 2022 and ended January 14, 2023. Beginning with the second offering period beginning January 14, 2023, each offering period will be six months. As of December 31, 2023, there were 2,552,353 shares of Common Stock available for issuance pursuant to the ESPP. Pursuant to the ESPP, on January 1, 2024, the Company added 884,640 shares available for issuance.

Total compensation expense related to the ESPP was $124 and $80 for the year ended December 31, 2023 and 2022, respectively, classified within each applicable operating expense category on the accompanying Consolidated Statements of Operations and in the equity-based compensation table below.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

The fair value of the purchase rights granted under the ESPP for the offering period beginning July 15, 2023 was $0.51. It was estimated by applying the BSM to the purchase period in the offering period using the following assumptions:

July 15, 2023
Grant price	$1.50
Expected term	6 months
Expected volatility	65.19%
Risk-free interest rate	5.52%
Expected dividend yield	0.00%

Equity-Based Compensation Expense

The following table summarizes the total equity-based compensation expense included in the Consolidated Statements of Operations:

	Year Ended December 31,
	2023	2022
Platform operations	$1,406	$1,793
Sales and marketing	3,624	3,630
Technology and development	969	1,826
General and administrative	3,224	3,939
Total equity-based compensation expense	$9,223	$11,188

Equity-based compensation included in capitalized software development costs was $360 and $0 for the year ended December 31, 2023 and 2022, respectively.

The estimated income tax benefit of equity-based compensation expense included in the provision for income taxes were approximately $3,002 and $3,106 for the year ended December 31, 2023 and 2022, respectively.

13.
EQUITY

The Company has authorized a total of 370,000,000 shares for issuance with 350,000,000 shares designated as Common Stock and 20,000,000 shares designated as preferred stock.

The Company’s common stockholders are entitled to one vote per share power for the election of the Company directors and all other matters submitted to a vote of stockholders of the company. Additionally, the Company’s common stockholders will be entitled to receive dividends when, as and if declared by the Company Board, payable either in cash, in property or in shares of capital stock, after payment to any Company preferred stockholders having preference, if any. Out of the total authorized Common Stock shares, 88,464,048 and 86,968,309 were issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.

The Company’s Board is authorized to issue shares of preferred stock, without stockholder approval, with such designations, voting and other rights and preferences as they may determine. As of December 31, 2023 and 2022, there were no shares of preferred stock issued and outstanding.

14.
SELLER'S EARN-OUT

If, at any time during the period following the closing of the Business Combination and expiring on the third anniversary of that date, (i) the Volume Weighted Average Price (“VWAP”) of the Company’s Common Stock shall be greater than or equal to $14.00 per share for any 20 trading days within a period 30 consecutive trading days or (ii) the Company completes a liquidation, merger, stock exchange, reorganization or similar transaction that results in all stockholders having the right to exchange their shares of the Company for cash, securities or other property pursuant to which the valuation of such shares of the Company equals or exceeds $14.00 per share (the “Seller’s Earn-Out Target”), then within 10 business days following the achievement of the Seller’s Earn-Out Target, the Company shall pay or issue, as applicable, to the equity holders of the Company prior to the close of the transaction and holders of the Exchanged Option or Exchanged Unit’s an aggregate amount equal to $95,000 (the “Seller’s Earn-Out”), at the sole and absolute discretion of the Company

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

Board, in the form of (1) the issuance of validly issued, fully-paid and nonassessable shares of the Company valued at $14.00 per share (6,785,714 shares), (2) a payment in cash or (3) a combination of (1) and (2) (the “Seller’s Earn-Out Consideration”); provided, however, that (x) no Seller’s Earn-Out Consideration will be paid with respect to unvested Exchanged Options or Exchanged Units that expired or terminated prior to the date the Company pays the Seller's Earn-Out Consideration and (y) with respect to outstanding Exchanged Options and Exchanged Units that are unvested as of the date the Company pays the Seller’s Earn-Out Consideration, the Company shall pay the Seller’s Earn-Out Consideration to the applicable holder of an Exchanged Option and Exchanged Units within 30 days following the date on which the unvested Exchanged Option and Exchanged Unit vests, subject to the holder’s continued employment or service through such vesting date.

The Seller’s Earn-Out is allocated pro-rata based on the number of shares Legacy AdTheorent equity holders had in the Company, the number of Exchanged Options, and the number of Exchanged Units as of the date of the Closing Date. The allocation is subject to change if any unvested Exchanged option or Exchanged Unit holders as of the Closing Date forfeit their awards through the respective awards’ vesting dates. As of December 31, 2023, all eligible Exchanged Options and Exchanged Units were vested and totaled 8,503,133 Exchanged Options and Exchanged Units.

The estimated fair value of the Seller’s Earn-Out was determined using a Monte Carlo simulation valuation model using the most reliable information available. The Seller’s Earn-Out was subsequently revalued using the same valuation technique as of December 31, 2023 and 2022, for the Seller's Earn-Out equity holders and vested Exchanged Option holders as of the Closing Date, to fair value their respective portion of the award. Assumptions used in the valuation were as follows:

	As of December 31,
	2023	2022
Stock price	$1.45	$1.66
Dividend yield	0.00%	0.00%
Volatility	70.00%	75.00%
Risk-free rate	4.01%	4.37%
Forecast period (in years)	0.98	1.98

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

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

Seller’s Earn-Out to equity holders and vested Exchanged Options as of the Closing Date

The Seller’s Earn-Out is recorded on the Consolidated Balance Sheet as a non-current liability since the expected date of achievement based on the valuation model is over twelve months as of December 31, 2023. The following table presents activity for the Seller's Earn-Out measured using the Monte Carlo model, described above, as of December 31, 2023 and 2022:

Seller's Earn-Out
Balance as of December 31, 2021	$18,081
Change in fair value	(17,308)
Balance as of December 31, 2022	773
Change in fair value	(763)
Balance as of December 31, 2023	$10

Seller’s Earn-Out to Exchanged Option and Exchanged Unit holders

For the year ended December 31, 2023 and 2022, there was approximately $0 and $1,364 recorded in share-based compensation related to the Seller’s Earn-Out to Exchanged Option and Exchanged Unit holders. As of December 31, 2022, the compensation expense was fully recognized.

Equity-based compensation expense related to the Seller’s Earn-Out to Exchanged Option and Exchanged Unit holders was included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2022 as follows:

December 31, 2022
Platform operations	$160
Sales and marketing	405
Technology and development	131
General and administrative	668
Total	$1,364

Sponsor Earn-Out Escrow Shares

At the closing of the Business Combination, and in accordance with the Sponsor Support Agreement, dated July 27, 2021 by and among the MCAP, Legacy AdTheorent and the Sponsor, MCAP deposited (a) 598,875 shares (the “Escrow Shares”) of the Company’s Common Stock with an escrow agent and such Escrow Shares will be released subject to the achievement of certain earn-out targets. Of these Escrow shares, 299,438 shares (the “First Level Escrow Shares”) will be released if the VWAP of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for 20 trading days within a period of 30 consecutive trading days following the date hereof on or before three years after the Closing Date. The remaining 299,437 Escrow Shares (the “Second Level Escrow Shares”) will be released if the VWAP of the Company’s Common Stock equals or exceeds $13.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for 20 trading days within a period of 30 consecutive trading days following the date hereof on or before three years after the Closing Date.

Prior to the contingency achievement, the Escrow Shares are classified as equity under ASC Topic 815, Derivatives and Hedging, (“ASC 815”). Paragraph ASC 815-10-15-74(a) states that a reporting entity shall not consider contracts that are both (a) indexed to an entity’s own stock and (b) classified in stockholder’s equity in its statement of financial position to be derivative instruments. The Company evaluated the Escrow Shares and found they met the scope exception under ASC 815.

The fair value at initial measurement of the First Level Escrow Shares and Second Level Escrow Shares was $8.16 and $7.65 per share, respectively, and is recorded within Additional Paid in Capital in the Consolidated Balances Sheets.

15. WARRANTS

On the Closing Date, the Company’s 5,432,237 private placement warrants issued to the Sponsor concurrent to MCAP’s initial public offering (“Private Placement Warrants”) and 10,541,605 issued in MCAP’s initial public offering

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

(“Public Warrants”) exercisable into Class A Common Stock were converted into an equal number of Warrants for the Company’s Common Stock with the same terms.

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

Public Warrants and Private Placement Warrants are liability-classified. The following table summarizes the number of outstanding Public Warrants and Private Placement Warrants and the corresponding exercise price:

	As of December 31,
	2023	2022	Exercise Price	Expiration Date
Public Warrants	10,541,595	10,541,595	$11.50	December 21, 2026
Private Placement Warrants	5,432,237	5,432,237	$11.50	December 21, 2026

Measurement of Public Warrants

The Public Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of December 31, 2023 and 2022, respectively, is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ADTHW. There were 10 warrants exercised in the year ended December 31, 2022.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

Measurement of Private Placement Warrants

The Private Placement Warrants are measured at fair value on a recurring basis. As of December 31, 2023, a BSM was used to determine fair value and as of December 2022, a Monte Carlo simulation model is used to determine fair value. The measurement of the Private Placement Warrants is classified as Level 2.

The key inputs into the BSM and Monte Carlo simulation model as of December 31, 2023 and December 31, 2022, respectively, for the Private Placement Warrants were as follows:

	As of December 31, 2023	As of December 31, 2022
Stock Price	$1.45	$1.66
Dividend yield	0.00%	0.00%
Expected Volatility	70.00%	69.50%
Expected term (years)	2.98	3.98
Risk-free interest rate	4.01%	4.07%
Exercise Price	$11.50	$11.50

The volatility utilized in estimating the fair value of the Company’s Private Placement Warrant liability as of December 31, 2023, was based on the weighted average of the implied volatility, the guideline public company volatility, and the Company’s historical volatility. The implied volatility was calculated from the public warrants and using the Monte Carlo simulation approach. The guideline public company volatility was estimated based on historical lookback volatility of guideline public companies over a term commensurate with the expected term of the warrant, as well as, consideration to implied volatilities sourced from Bloomberg, L.P. The Company’s historical volatility was estimated based on the historical lookback of AdTheorent’s volatility over the time since the Company was publicly traded.

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

Expected Volatility - The expected volatility assumption was determined by examining the Company’s historical volatility, the historical volatilities of a group of industry peers and the implied volatility from the market price of the Public Warrants.

Warrant liability

On December 31, 2023, the Public Warrants and Private Placement Warrants outstanding were determined to be $0.05 and $0.08 per warrant, respectively. On December 31, 2022, the Public Warrants and Private Placement Warrants outstanding were determined to be $0.10 and $0.23 per warrant, respectively.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

The following table presents the changes in the fair value of the Public and Private Placement Warrants:

	Public Warrants	Private Placement Warrants	Total Warrant Liabilities
Fair value as of December 31, 2021	$7,168	$4,998	$12,166
Change in valuation inputs or other assumptions	(6,114)	(3,754)	(9,868)
Fair value as of December 31, 2022	$1,054	$1,244	$2,298
Change in valuation inputs or other assumptions	(527)	(804)	(1,331)
Fair value as of December 31, 2023	$527	$440	$967

16. SYMETRYML AND SYMETRYML HOLDINGS

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

SymetryML Holdings and SymetryML were ultimately deconsolidated as of March 31, 2022 through a series seed preferred financing transaction (“Deconsolidation”), resulting in a gain of $1,939, of which $541 related to the remeasurement of the retained noncontrolling investment to fair value. The gain of $1,939 was recorded separately on the Company’s Consolidated Statements of Operations for the year ended December 31, 2022.

The following table shows the amounts related to the accounting for the Deconsolidation:

Year Ended December 31, 2022
Fair value of consideration received	$—
Fair value of retained noncontrolling interest	861
Carrying amount of deconsolidated noncontrolling interest	2,372
Less: Carrying amount of deconsolidated net assets	(1,294)
Gain on Deconsolidation	$1,939

The Deconsolidation resulted in the removal of the noncontrolling interest presentation and therefore there is no noncontrolling interest as of December 31, 2023 and December 31, 2022.

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

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

Retained Fair Value Option Investments in SymetryML and SymetryML Holdings

For its retained noncontrolling investment in SymetryML Holdings, the Company has made an irrevocable election to account for its investment at fair value with changes in fair value reported in earnings. The Company elected to apply fair value accounting to the retained investment in SymetryML Holdings because the Company believes that fair value is the most relevant measurement attribute for these investments, as well as to reduce operational and accounting complexity. The Company’s election to apply fair value accounting to these investments may cause fluctuations in the Company’s earnings from period to period. The fair value of the Company’s retained investment was $628 and $789 as of December 31, 2023 and December 31, 2022, respectively.

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

SAFE Notes

During the year ended December 31, 2023 and December 31, 2022, the Company raised $0 and $200, respectively, to fund Symetry operations, by entering into Simple Agreements for Future Equity Notes (“SAFE Notes”) with several parties. As a result of the series seed preferred financing transaction, all outstanding SAFE Notes converted to series seed preferred stock in SymetryML, Inc. on March 31, 2022 in accordance with the existing terms of the SAFE Notes.

17. FAIR VALUE MEASUREMENTS

The following table summarizes our assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment in SymetryML Holdings(2)	$—	$—	$628	$628
Total assets	$—	$—	$628	$628
Liabilities:
Public warrants(1)	$527	$—	$—	$527
Private placement warrants(1)	—	440	—	440
Seller's Earn-Out(1)	—	—	10	10
Total liabilities	$527	$440	$10	$977

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

(1)
Refer to Note 14 — Seller's Earn-Out and Note 15 — Warrants for further information about the initial and subsequent measurement, including significant assumptions and valuation methodologies of these instruments.
(2)
Refer to Note 16 — SymetryML and SymetryML Holdings below for further information about the initial measurement, including significant assumptions and valuation methodologies of this investment.

The following table presents a rollforward of the Company's assets and liabilities classified as Level 3 for the year ended December 31, 2023 and 2022:

	Investment in SymetryML Holdings	Seller's Earn-Out Liability
Balance as December 31, 2021	$—	$18,081
Additions	861	—
Measurement adjustments	(72)	(17,308)
Balance as December 31, 2022	$789	$773
Measurement adjustments	(161)	(763)
Balance as of December 31, 2023	$628	$10

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

	Year Ended December 31,
	2023	2022
Net income attributable to AdTheorent Holding Company, Inc.	$7	$29,338

Weighted-average common shares outstanding - basic	87,984,917	86,222,972
Effect of dilutive equity-based awards	4,480,586	6,398,850
Weighted-average common shares outstanding - diluted	92,465,503	92,621,822

Earnings per share:
Basic	$0.00	$0.34
Diluted	$0.00	$0.32

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net income per common stockholder because their impact would have been anti-dilutive for the period presented or their contingency conditions were not met:

	As of December 31,
	2023	2022
Stock options	2,443,516	798,825
Restricted stock units	6,498,045	2,487,590
Public warrants	10,541,595	10,541,595
Private placement warrants (1)	5,432,237	5,432,237
Seller's Earn-Out	6,785,714	6,785,714
Sponsor Earn-Out	598,875	598,875
Total	32,299,982	26,644,836

(1) Of the 5,432,237 Private Placement Warrants, 551,096 warrants are held in escrow subject to earn-out targets.

19. LEASES

The Company has operating lease agreements for office space in the U.S. with the exception of the New York headquarters office lease, the Company’s leases expire at various times through September 2026 and certain leases may be extended at the Company’s option. The New York headquarters office lease expires in 2028. The Company recognizes operating lease expense on a straight-line basis over the term of the lease.

Additionally, the Company has short-term leases with an initial term of twelve months or less that are not recorded on the Consolidated Balance Sheets.

Lease expense is allocated to operating expense categories (Platform operations, Sales and marketing, Technology and development, General and administrative) in the Consolidated Statements of Operations in proportion to headcount in each of these categories. The components of lease expense for the year ended December 31, 2023 and 2022 were as follows:

	Year ended December 31,
	2023	2022
Operating lease cost	$1,007	$989
Short term lease cost	$523	$207
Variable lease cost	$—	$—

Supplemental cash flow information related to the Company’s operating leases for the year ended December 31, 2023 and 2022 were as follows:

	Year ended December 31,
	2023	2022
Operating cash flows used for operating leases	$1,484	$1,382
Right-of-use assets obtained in exchange for new operating lease obligations	$359	$214

Supplemental balance sheet information related to the Company’s operating leases as of December 31, 2023 and 2022 were as follows:

	Year ended December 31,
	2023	2022
Weighted average remaining lease term (years)	4.50	5.59
Weighted average discount rate (%)	3.34%	3.25%

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

Approximate future minimum lease payments for the Company’s operating leases are as follows as of December 31, 2023:

December 31, 2023
2024	$1,613
2025	1,624
2026	1,431
2027	1,364
2028	1,023
Thereafter	—
Total operating lease payments	7,055
Less: Imputed interest	(493)
Total operating lease liabilities	$6,562

In connection with one lease agreement, the Company maintains a letter of credit in the total amount of $983 as of both December 31, 2023 and 2022.

Additionally, the Company has entered into certain leases that are 12 months or less. Rent expense for these locations totaled approximately $523 and $207 for the years ended December 31, 2023 and 2022, respectively. No sublease income was recognized for the years ended December 31, 2023 and 2022. Total net rent expense for the years ended December 31, 2023 and 2022 was $1,530 and $1,196, respectively.

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

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares/units and per share/unit data)

Subscription Agreement

Effective as of July 1, 2021, the Company entered into an agreement with a vendor for the provision of certain services through June 30, 2026. In December 2023, the Company entered into a settlement and release agreement and paid a $6,300 fee to terminate this agreement effective December 21, 2023.

21. RISKS, UNCERTAINTIES, AND CONCENTRATIONS

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

As of December 31, 2023 and 2022, one single customer represented approximately 34% and 6% of accounts receivable, respectively. As of December 31, 2023 and 2022, five customers represented approximately 45% and 21% of accounts receivable, respectively.

As of December 31, 2023, one customer represented approximately 15% of revenue and five customers represented approximately 30%, respectively. As of December 31, 2022, five customers represented approximately 21% of revenue.

Concentration of Credit

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. The Company also places its cash with some foreign financial institutions and these deposits may at times be in excess of insured limits. As of December 31, 2023, the Company had a balance of $69,606 in excess of the FDIC insured limits, respectively. The Company reduces exposure to credit risk by maintaining cash deposits with major financial institutions. The Company has not experienced any losses on these accounts and conclude the credit risk to be minimal.

22. EMPLOYEE SAVINGS

The Company offers its employees a savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby employees may contribute a percentage of their compensation, not to exceed the maximum amount allowable under the Code. The Company made matching contributions of $1,622 and $1,556 for the years ended December 31, 2023 and 2022, respectively, to its employee savings plan.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were effective as of December 31, 2023.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are transacted in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements

Our management, under the supervision of our Principal Executive Officer and Principal Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2023. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Item 9B. Other Information.

Not applicable.

Item 9C. Information Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2023 (the “2024 Proxy Statement’), and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our 2024 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our 2024 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our 2024 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our 2024 Proxy Statement, which is incorporated herein by reference.

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

3.1	Second Amended and Restated Certificate of Incorporation of AdTheorent Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of our Form 10-Q filed on August 3, 2023)

3.2	Second Amended and Restated Bylaws of AdTheorent Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on December 18, 2023)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Form S-1 filed on January 14, 2022)

4.2	Specimen Warrant Certificate (included in Exhibit 4.3)

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

10.10+	AdTheorent Holding Company, Inc. Form of Performance RSU Award Grant Notice (2021 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.10 of our Form 10-K filed on March 17, 2022)

10.11+	Employment Agreement with Patrick Elliott (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on January 21, 2023).

21.1*	List of Subsidiaries

23.1*	Consent of BDO USA, P.C.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	AdTheorent Holding Company, Inc. Compensation Clawback Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates a management contract or compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdTheorent Holding Company, Inc.

Date: March 12, 2024	By:	/s/ James Lawson
James Lawson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Lawson	Chief Executive Officer and Director	March 12, 2024
James Lawson	(principal executive officer)

/s/ Patrick Elliott	Chief Financial Officer	March 12, 2024
Patrick Elliott	(principal financial and accounting officer)

/s/ John Black	Director	March 12, 2024
John Black

/s/ Kihara Kiarie	Director	March 12, 2024
Kihara Kiarie

/s/ Vineet Mehra	Director	March 12, 2024
Vineet Mehra

/s/ Danielle Qi	Director	March 12, 2024
Danielle Qi

/s/ Ben Tatta	Director	March 12, 2024
Ben Tatta

/s/ Eric Tencer	Director	March 12, 2024
Eric Tencer

/s/ Shuangxiu Yu	Director	March 12, 2024
Shuangxiu Yu