Form 10-K/A
period 2023-12-31
AdTheorent Holding Company, Inc.
filed 2024-04-25
CIK 1838672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of Registrant’s Common Stock outstanding as of April 23, 2024 was 91,598,261.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of AdTheorent Holding Company, Inc. (the “Company,” “AdTheorent,” “we,” “us” or “our”) for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 12, 2024 (the “Original 10-K”), is being filed to (i) delete the reference on the cover of the Original 10-K to the incorporation by reference of a definitive proxy statement into Part III of such Form 10-K and (ii) revise Part III, Items 10 through 14 of the Company’s Original 10-K to include information previously omitted from the Original 10-K.

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of March 12, 2024, the date the Company filed the Original 10-K with the SEC, and other than as expressly indicated in the Original 10-K or in this Form 10-K/A, the Company has not updated the disclosures contained therein to reflect any events that have occurred at a date subsequent to March 12, 2024. Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and the Company’s other reports filed thereafter. All capitalized terms that are used but not defined herein shall have the respective meanings ascribed to them in the Original 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Directors

The following table presents information concerning our board of directors (“Board”):

Name	Age	Position
James Lawson	52	Chief Executive Officer and Director
Eric Tencer	45	Chairperson and Director
John Black	60	Director
Kihara Kiarie	49	Director
Vineet Mehra	45	Director
Danielle Qi	39	Director
Ben Tatta	58	Director
Shuangxiu Yu	33	Director

James Lawson is currently the Chief Executive Officer and a member of the Board. Mr. Lawson has served as a member of the board of directors of Legacy AdTheorent (as defined below) since its inception in February 2012. From February 2012 to December 2017, Mr. Lawson served as a Managing Partner and Chief Legal Officer of Legacy AdTheorent. Prior to becoming Chief Executive Officer in January 2019, Mr. Lawson served as Chief Operating Officer and General Counsel from January 2018 to December 2018. Mr. Lawson previously served on the board of directors of Barometric from April 2018 to November 2018. Mr. Lawson has been a member of the board of directors of Mogility Capital, LLC, with respect to Mogility Capital Fund I, L.P., an early-stage venture capital fund and lead investor in Legacy AdTheorent, since 2010, and has been a member of the board of directors of The Ticket Chest Corp. since 2000. Previously, Mr. Lawson served as General Counsel and executive-level management to VC-backed and publicly traded companies, including Augme Technologies, Inc., a publicly traded mobile marketing technology services provider, and Interactions, LLC, a leading communications technology and service provider. Mr. Lawson was also a Co-Founder of Augme Mobile, an integrated mobile marketing technology platform. Mr. Lawson structured and effectuated the sale of Augme to publicly-traded Modavox, Inc. Following the sale, Mr. Lawson joined the acquiring company (renamed Augme Technologies, Inc.) where he served as its General Counsel and Chief Legal Officer for the 12-month period following the acquisition. Prior to becoming involved in forming and operating new technology ventures, Mr. Lawson practiced business law as a Partner in the Washington, D.C. office of the law firm McDermott, Will & Emery, LLP, focusing on financial services and healthcare enterprises. Prior to that, Mr. Lawson was an Associate in the Chicago office of Sonnenschein, Nath & Rosenthal in the firm’s Executive Compensation & Employee Benefits practice, and before that he was an Associate in the Chicago office of Ross & Hardies, LLP (now McGuire Woods, LLP) in the firm’s Labor & Employment practice. Given Mr. Lawson’s history with Legacy AdTheorent, including serving in the roles of Chief Executive Officer, Chief Operating Officer, General Counsel, Managing Partner and Chief Legal Officer, as well as his experience serving as a member of its board of directors as well as his other board service and executive-level management roles, we believe that Mr. Lawson is uniquely qualified to serve as a member of our Board.

Eric Tencer is a Managing Director at H.I.G. Growth Partners and has served as a member of our Board since December 2021. Previously, Mr. Tencer served as a member of Legacy AdTheorent’s board of directors from 2016 until the consummation of the Business Combination. Mr. Tencer focuses on growth equity and buyout investments in SaaS software, internet & digital media and technology-enabled business services where he is responsible for sourcing, executing, and monitoring investments. In addition to serving on AdTheorent’s Board, Mr. Tencer is currently a member of the boards of directors of Suzy, Inc. and AdTheorent’s subsidiaries, AdTheorent Intermediate Holding Corporation, AdTheorent Acquisition Corporation, and AdTheorent Canada, Inc. Mr. Tencer has served on the Boards of Directors of Escalate since 2012, Boostability since August 2014, CDI-Troxell Majority Parent, LLC since August 2018, Eruptr since September 2018, CarltonOne since September 2019, and Suzy, Inc since July 2021. Previously, Mr. Tencer served on the boards of directors of Directors of Community Intervention Services from 2015 to 2021, Go2mobi from 2015 to 2020, Centerfield Media from 2015 to 2019, Just Home Healthcare Services from 2017 to 2019, and Integrity Nutraceuticals from 2014 to 2018. Prior to joining H.I.G. in April 2011, Mr. Tencer was a Principal with The Mustang Group, a private equity firm focused on leveraged buyouts and growth equity investments in business services, interactive media, consumer and manufacturing companies. Mr. Tencer began his career in investing at Arcadia Partners, a venture capital firm focused on education and training related business service companies. Mr. Tencer began his career at Bain & Company, where he helped lead initiatives for consumer, retail, healthcare and manufacturing businesses evaluating new product introductions, analyzing pricing programs, creating business unit growth plans, developing supply chain strategies and conducting due diligence for acquisitions. Mr. Tencer received his Bachelor of Science degree in Economics from Duke University and received an M.B.A. from Harvard Business School. Mr. Tencer’s experience working with companies in a wide range of industries, including the software, digital media and technology-enabled business services sectors and knowledge of complex financial matters provides him with valuable and relevant experience in strategic planning, corporate finance, financial reporting, and leadership of complex organizations, providing him with the qualifications and skills to serve as a director.

John Black has served as a member of our Board since December 2021. From 2021 until his resignation in November 2022, Mr. Black was a Senior Advisor with H.I.G. Capital, LLC. Prior to this, Mr. Black was Head of H.I.G. Growth Equity, H.I.G. Capital’s dedicated growth equity investment group from 2010 until 2021. Prior to his role as Head of H.I.G. Growth Equity, he was a Managing Director in H.I.G.’s lower middle market buyout funds, which he joined in 1996. Mr. Black served on the investment committees for funds in several of H.I.G.’s investment strategies, including growth equity and lower middle market buyouts, and H.I.G. Realty Partners, the firm’s real estate investment platform, since its inception. Mr. Black opened the firm’s Boston office in 2002. During his tenure at H.I.G., Mr. Black played senior roles in many of the firm’s investments in a wide range of industries, including e-commerce, technology, software, digital adtech, media, healthcare, consumer, and business service companies. Prior to H.I.G., Mr. Black was a senior professional with several leading firms working with lower middle market businesses to identify and implement operational initiatives to enable the businesses to realize their full growth potential. Mr. Black has held several executive level management positions, including Chief Operating Officer and Chief Financial Officer. Mr. Black began his career in the Corporate Finance Group at Ernst & Young. Mr. Black received his Bachelor of Arts in Applied Mathematics from Harvard University. Mr. Black serves on the board of directors of Lulus Fashion Lounge Holdings, Inc. (Nasdaq: LVLU) where he serves on its Audit Committee and is the Chair of its Nominating and Corporate Governance Committee.

Kihara Kiarie has served as a member of our Board since December 2021. He has spent the vast majority of his career in finance and private equity with over $20 billion of direct principal investing experience and extensive corporate financial management responsibility with public and private companies. Mr. Kiarie was the Chief Financial Officer of Bloomberg Media, from August 2021to July 2023. Prior to Bloomberg, Mr. Kiarie was the Chief Financial Officer—Media at Geller & Company, from June 2020 to August 2021. Mr. Kiarie was the Chief Investment Officer at Media Development Investment Fund from February 2018 to June 2020. From February 2013 to May 2016, Mr. Kiarie was Chief Financial Officer of Revolt Media & TV. Mr. Kiarie is currently an independent board member of Somos, Inc. (fka SMS/800, Inc.), where he serves as the chairman of the Investment Committee, and also serves on the Audit Committee and Nomination and Governance Committee. Mr. Kiarie has been an independent board member of Somos, Inc. since 2015. Mr. Kiarie was a board member of Eurozet (Poland) from 2019 to 2020. Mr. Kiarie was a board member of Colad (Brazil) from 2018 to 2020. Mr. Kiarie was a board member of Josh Talks (India) in 2020. Mr. Kiarie earned a BA in Economics with high honors from Dartmouth College and an MBA from Harvard Business School where he was a Bert King Fellow. Mr. Kiarie’s experience in finance and private equity, as well as in leadership roles in a wide range of industries, provide him with the valuable and relevant experience, qualifications, and skills to serve as a director and make him a great asset to our Board.

Vineet Mehra has served as a member of our Board since December 2021. He is a business leader that has lived in and led diverse teams across North America, Europe, Asia and South America. Mr. Mehra currently serves as Chief Marketing Officer at Chime Financial, Inc., a position that he has held since May 2022. Prior to working at Chime, Mr. Mehra was Chief Growth, Product, and CX Officer at Good Eggs, from March 2021 to May 2022. From January 2019 to March 2021, Mr. Mehra was Global Chief Marketing Officer for Walgreens Boots Alliance, where he was responsible for laying out the vision and strategic direction for all of WBA’s marketing activities. Before WBA, Mr. Mehra was Global Chief Marketing Officer for Ancestry.com, from 2017 to 2019. Prior to Ancestry, from 2013 to 2017, Mr. Mehra held leadership positions at Johnson & Johnson including Global President—Baby Care and Global President—Marketing Services. Mr. Mehra is also Board Chairman for Effie Worldwide’s board of directors, elected in June 2019 and having been a member of the board of directors since April 2017. Mr. Mehra was named by Forbes as one of the world’s Top 50 CMOs, recognized by AdWeek as one of the Top 20 Tech-Driven CMOs, honored with the Top 40 under 40 award by both Ad Age and P&G’s Alumni Association, Chair of the Jury for the Global Media Awards, and an Invited Speaker at the Cannes Lions Festival of Creativity. Mr. Mehra’s experience as an executive level manager and in leadership roles in a wide range of industries and business situations provide him with the valuable and relevant experience, qualifications, and skills to serve as a director on our Board.

Danielle Qi is a Managing Director at H.I.G. Growth Partners and has served as a member of our Board since December 2021. Previously, Ms. Qi served as a member of Legacy AdTheorent’s board of directors from 2016 until the consummation of the Business Combination. Ms. Qi has served as an investment professional at H.I.G. since July 2015, focusing primarily on the technology-enabled services, internet, media, and consumer sectors. In addition to serving on AdTheorent’s Board, Ms. Qi is currently a member of the Board of AdTheorent’s subsidiaries AdTheorent Intermediate

Holding Corporation and AdTheorent Acquisition Corporation. Prior to joining H.I.G., Ms. Qi was with Alliance Holdings, a private equity firm focused on lower middle market companies in a wide range of industries. Previously, Ms. Qi co-founded Veritat Advisors, a financial advisory firm and technology platform acquired by LPL Financial. She began her career at McKinsey & Company, consulting to Fortune 500 companies in variety of industries, including financial services, health care, and media. Ms. Qi has served on the board of directors of Lulus Fashion Lounge Holdings, Inc. (Nasdaq: LVLU) since July 2015, and served on the board’s compensation committee from July 2021 until November 2022. In addition, Ms. Qi has served and on the board of directors of Parachute Home, Cuyana and GLD since May 2021. Ms. Qi received a B.S. in Economics from the Wharton School and B.A. in History from the University of Pennsylvania and an M.B.A. from the Kellogg School of Management at Northwestern University. Ms. Qi’s experience working with companies in a wide range of industries, including the internet, consumer, media, and technology-enabled services sectors and knowledge of complex financial matters provides her with valuable and relevant experience in strategic planning, corporate finance, financial reporting, and leadership of complex organizations, and provides her with the qualifications and skills to serve as a director.

Shuangxiu Yu has served as a member of our Board since May 2023. Ms. Yu has served as Vice President at H.I.G. Growth Partners responsible for sourcing, evaluating, executing, and monitoring investments since August 2022. From August 2020 until August 2022, Ms. Yu pursued her M.B.A. from the Wharton School at the University of Pennsylvania. Before this, Ms. Yu worked for Comcast as a Corporate Development Manager, where she focused on investments and acquisitions across the technology, media and telecom sectors, from January 2017 until August 2020. Ms. Yu began her career at Bank of America Merrill Lynch, where she worked in investment banking from July 2014 until December 2016. Ms. Yu received her Bachelor of Arts in both International Relations and Economics from Mount Holyoke College.

Information about our Executive Officers

The following table presents information concerning our Executive Officers:

Name	Age	Position
James Lawson	52	Chief Executive Officer and Director
Patrick Elliott	44	Chief Financial Officer
William Todd	51	Chief Revenue Officer
Andrew L. Anderson	54	Chief Technology Officer

See above for James Lawson’s biography.

Patrick Elliott is currently Chief Financial Officer of AdTheorent and has been in that role since January 2023. Prior to joining AdTheorent, from December 2021 until January 2023, Mr. Elliott served as Senior Vice President of Finance at Skillsoft Corp, an educational technology company. Mr. Elliott previously served as Vice President at Maxar Technologies, a space technology and intelligence company, from October 2012 to December 2021. Mr. Elliott was an equity analyst at Ivory Capital from 2006 to 2012 and began his career in public accounting at Ernst and Young LLP from 2004 until 2006. Mr. Elliott holds a Bachelor of Arts from the University of California, Berkeley.

William Todd is currently Chief Revenue Officer of AdTheorent and has been in that role since joining Legacy AdTheorent in January 2019. Prior to this, Mr. Todd worked at Conversant Media (formerly known as ValueClick) from May 2001 until December 2018, where he held multiple leadership positions. These positions include: Executive Vice President (December 2014 – December 2018), President (January 2012 – November 2014), General Manager (October 2008 – December 2011), Senior Vice President of Sales and Marketing (January 2004 – September 2008), and Vice President of Sales (May 2001 – December 2003). Mr. Todd holds a Bachelor of Science degree in Business Management from St. John’s University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers, and greater than 10% stockholders file reports with the SEC relating to their initial beneficial ownership of our securities and any subsequent changes. These reports are commonly referred to as Form 3, Form 4 and Form 5 reports. They must also provide us with copies of the reports.

Based solely on a review of the copies of such forms in our possession, and on written representations from the reporting persons, we believe that all of these reporting persons complied with their filing requirements for the fiscal year ended December 31, 2023, except with respect to (i) the late filing of one Form 4 on April 5, 2023 for Andrew L. Anderson, Chief Technology Officer of the Company, with respect to a transaction that occurred on April 1, 2023, and (ii) the late filing of one Form 3 on June 7, 2023 for Shuangxiu Yu, a Director of the Company, with respect to her election to the Board, which occurred on May 24, 2023.

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

Board Committees of the Company’s Board

Our Board has established an Audit Committee, a Nominating and Corporate Governance Committee, and a Compensation Committee. In addition, from time to time, special committees may be established under the direction of our Board when necessary to address specific issues. Copies of each board committee’s charter are posted on our website.

Audit Committee Information

Our Audit Committee consists of Kihara Kiarie, Ben Tatta, and John Black. Under Nasdaq Global Market listing standards and applicable SEC rules, we are required to have at least three members of the Audit Committee, all of whom must be independent. Kihara Kiarie, Ben Tatta, and John Black each meet the independent director standard under the Nasdaq Global Market listing standards and under Rule 10A-3(b)(1) of the Exchange Act, and Kihara Kiarie serves as chairperson of the Audit Committee.

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
•
setting clear policies for audit partner rotation in compliance with applicable laws and regulations obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues; and
•
reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to the Company entering into such transaction; and reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding the financial statements or accounting policies of AdTheorent and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee Information

Ben Tatta and Eric Tencer serve as members of our Compensation Committee. Under the Nasdaq Global Market listing standards and applicable SEC rules, our Compensation Committee must consist of all independent members. Ben Tatta and Eric Tencer meet the independent director standard under the Nasdaq Global Market listing standards, and Eric Tencer serves as chairperson of the Compensation Committee.

Our Board has adopted a Compensation Committee charter, which details the principal functions of the Compensation Committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
•
reviewing and approving on an annual basis the compensation of our other officers;
•
reviewing on an annual basis our executive compensation policies and plans;
•
implementing and administering our incentive compensation equity-based remuneration plans;
•
assisting management in complying with our proxy statement and annual report disclosure requirements;
•
if required, producing a report on executive compensation to be included in our annual proxy statement; and
•
reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by the Nasdaq Global Market and the SEC.

To assist the Compensation Committee in meeting its responsibilities, the committee engaged Aon as its independent outside compensation consultant to regularly provide executive compensation market analysis and insight, with respect to our executive officers. Aon only provides services to the Compensation Committee with respect to executive and director compensation and does not provide any other services to the company. The Compensation Committee has reviewed its relationship with Aon in light of the independence factors set forth in applicable Nasdaq rules and concluded that its retention of Aon as its compensation consultant does not raise any conflict.

Nominating and Corporate Governance Committee Information

Our Nominating and Corporate Governance Committee consists of Vineet Mehra and John Black. Under the Nasdaq Global Market listing standards and applicable SEC rules, our Nominating and Corporate Governance Committee must consist of all independent members. Vineet Mehra and John Black meet the independent director standard under the Nasdaq Global Market listing standards, and Vineet Mehra serves as chairperson of the Nominating and Corporate Governance Committee.

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

For the year ended December 31, 2023, our named executive officers (“NEOs”) were the following individuals:

• James Lawson, Chief Executive Officer

• William Todd, Chief Revenue Officer

• Patrick Elliott, Chief Financial Officer

Summary Compensation Table

The following table sets forth information concerning the compensation of the named executive officers for the year ended December 31, 2022 and December 31, 2023.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation Option Awards ($) (2)	All Other Compensation ($) (3)	Stock Awards ($) (4)	Total ($)
James Lawson	2022	465,000	363,115	12,200	2,801,110	3,641,425
Chief Executive Officer	2023	485,000	436,837	13,200	994,619	1,929,656
William Todd	2022	375,000	330,520	12,200	560,228	1,277,948
Chief Revenue Officer	2023	390,000	417,134	13,200	198,754	1,019,088
Patrick Elliott (1)
Chief Financial Officer	2023	369,744	225,174	13,200	390,516	998,634
(1)
Mr. Elliott joined the Company in January 2023.
(2)
The amounts reported in the Non-Equity Incentive Plan Compensation column reflect bonuses earned by the NEOs under the annual bonus plan for the fiscal years ended December 31, 2022 and December 31, 2023.
(3)
This amount reflects matching contributions made to the 401(k) profit sharing plan with respect to each named executive officer.
(4)
The amount reported in the “Stock Awards” column reflects the aggregate grant date fair value of the RSUs granted to each executive, calculated in accordance with FASB ASC 718.

Narrative Disclosure to Summary Compensation Table

For the year ended December 31, 2023, the compensation program for our named executive officers consisted of base salary and incentive compensation as well as RSUs granted on May 24, 2023.

Base Salary

We established base salaries for each of the named executive officers at a level that is commensurate with the executive’s duties and authorities, contributions and prior experience.

2023 Non-Equity Incentive Plan Compensation

The amounts reported in the Non-Equity Incentive Plan Compensation column reflect bonuses earned by the NEOs under the annual bonus plan for the fiscal year ended December 31, 2023. For the year ended December 31, 2023, the target annual bonuses for Messrs. Lawson, Todd and Elliott were $388,000, $370,500, and $200,000, respectively. The performance metrics for the annual bonus for Messrs. Lawson, Todd, and Elliott for the year ended December 31, 2023 consisted of (i) an adjusted gross profit goal and (ii) a goal based on revenue generated by certain of the Company’s business units. The attainment percentages for each NEO are shown in the table below.

Name	Opportunity	Percentage	Amount
James Lawson	$388,000	112.6%	$436,837
William Todd	$370,500	112.6%	$417,134
Patrick Elliott	$200,000	112.6%	$225,174

2023 Equity Grants

On May 24, 2023, our Board approved the annual equity incentive grants under the 2021 Long-Term Plan. The Committee granted 658,688 RSUs and 219,563 performance-based units (“PSUs”) to James Lawson, 258,620 RSUs and 258,621 PSUs to Patrick Elliott, and 131,625 RSUs and 43,875 PSUs to William Todd.

The RSUs granted to each of Messrs. Lawson and Todd will vest 50% annually over the two years from January 1, 2023, subject to continued employment on such vesting dates.

The RSUs granted to Mr. Elliott will vest 25% annually over the four years from January 1, 2023, subject to continued employment on such vesting dates.

The PSUs granted to Messrs. Lawson and Todd vest, subject to continuous employment, according to the following schedule: (i) 50% will vest on the date performance achievement is determined by the Compensation Committee, which will be no later than March 31, 2024 and (ii) the remainder of the earned PSUs would vest on the first anniversary of the last day of the Performance Period. In the event of a qualifying termination of employment, all earned but unvested PSUs would continue to vest in accordance with the vesting schedule described above. A qualifying termination of employment includes the executive’s termination of employment by the Company without “cause” (each such term is defined in the Plan), a termination due to the executive’s death or disability, or, in the case of Mr. Lawson, on a termination by the executive for “good reason” (as such term is defined in Mr. Lawson’s employment agreement).

The PSUs granted to Messrs. Lawson and Todd vest, subject to continuous employment, according to the following schedule: (i) 50% vested on the date on which certain revenue milestones for the period of January 1, 2023 through December 31, 2023 (the “Performance Period”) were determined by the Compensation Committee to have been achieved, which determination occurred on February 13, 2024 and (ii) the remainder of the earned PSUs vest on the first anniversary of the last day of the Performance Period. The PSUs granted to Mr. Elliott vest, subject to continuous employment, according to the following schedule: (i) 25% vested on the date performance achievement was determined by the Compensation Committee, which determination occurred on February 13, 2024 and (ii) the remainder of the earned PSUs vest on the first, second, and third anniversaries of the last day of the Performance Period. For each of Messrs. Lawson, Elliott and Todd, in the event of a qualifying termination of employment, all earned but unvested PSUs would continue to vest in accordance with the vesting schedule described above. A qualifying termination of employment includes the executive’s termination of employment by the Company without “cause” (each such term is defined in the Plan), a termination due to the executive’s death or disability, or, in the case of Mr. Lawson, on a termination by the executive for “good reason” (as such term is defined in Mr. Lawson’s employment agreement).

2022 Equity Grants

On March 11, 2022, our Board approved the first annual equity incentive grants under the 2021 Long-Term Plan. The Committee granted 292,697 RSUs and 292,697 PSUs to James Lawson, and 58,540 RSUs and 58,539 PSUs to William Todd.

The RSUs granted to each of Messrs. Lawson, and Todd will vest 25% annually over the four years from January 1, 2022, subject to continued employment on such vesting dates.

50% of the PSUs granted Mr. Lawson would have been earned based on the achievement by the Company of certain revenue milestones during the period of January 1, 2022 through December 31, 2022 (the “Performance Period”). The remaining 50% of the PSUs granted to Mr. Lawson would have been earned based on achievement by the Company of certain Adjusted EBITDA milestones during the Performance Period.

If earned, the PSUs would have vested, subject to continuous employment, according to the following schedule: (i) 25% vesting on the date performance achievement is determined by the Compensation Committee and (ii) the remainder of the earned PSUs vesting in three equal installments on the first, second and third anniversaries of the last day of the Performance Period. In the event of a qualifying termination of employment, all earned but unvested PSUs would continue to vest in accordance with the vesting schedule described above. A qualifying termination of employment includes the executive’s termination of employment by the Company without “cause” (each such term is defined in the Plan), a termination due to the executive’s death or disability, or, in the case of Mr. Lawson, on a termination by the executive for “good reason” (as such term is defined in Mr. Lawson’s employment agreement).

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

Outstanding Equity Awards at 2023 Year End

			Option Awards			Equity Incentive Plan Awards
Name	Grant Date		Number of Securities Underlying unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Market Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($ (1))
James Lawson	10/1/2017		820,668	0.47	10/1/2027	—	—
	5/6/2019		945,858	0.74	5/6/2029	—	—
	3/11/2022	(2)	—	—		219,523	318,308
	5/24/2023	(3)	—	—		658,688	955,098

William Todd	5/6/2019		570,642	0.74	5/6/2029	—	—
	3/11/2022	(2)	—	—		43,905	63,662
	5/24/2023	(3)	—	—		131,625	190,856

Patrick Elliott	5/24/2023	(4)	—	—		258,620	374,999
(1)
Amounts are based on the closing price of our Common Stock on December 31, 2023, which was $1.45.
(2)
The RSUs granted to each of Messrs. Lawson and Todd have a time-based vesting schedule and vest 25% annually over four years beginning January 1, 2023, subject to continued employment on such vesting dates.
(3)
The RSUs granted to each of Messrs. Lawson and Todd have a time-based and performance-based vesting schedule and vest 50% annually over two years beginning January 1, 2024, subject to continued employment on such vesting dates.

(4)
The RSUs granted to Mr. Elliott have a time-based and performance-based vesting schedule and vest 25% annually over four years beginning January 1, 2024, subject to continued employment on such vesting dates.

Agreements with Our Named Executive Officers

We have entered into agreements with each of our named executive officers and the details of such agreements are outlined below.

Agreement with James Lawson

On December 22, 2016, James Lawson entered into an employment agreement with Legacy AdTheorent and this agreement was subsequently amended on January 1, 2019 and January 1, 2021. The agreement had a two year term but provides for automatic one-year renewals unless either party gives notice of an intent not to renew the agreement. If Mr. Lawson’s employment terminates due to his death or if we terminate his employment due to his permanent disability (as defined in the agreement), he is entitled to receive a prorated bonus for the calendar year in which the termination occurs and if he was employed as of the last day of a prior calendar year and the termination occurs prior to the date of the payment of the bonus for the prior year, he is entitled to receive the bonus that would have been payable had he remained employed through the payment date (collectively, the “Post- Termination Bonus”). If we terminate Mr. Lawson’s employment without cause (as defined in the employment agreement) or if Mr. Lawson resigns for good reason (as defined in the employment agreement), he is entitled to receive (i) twelve months of base salary, (ii) the Post- Termination Bonus, (iii) his annual bonus for the calendar year prior to the calendar year in which his employment terminates, provided that his employment terminates before such annual bonus is paid and he was employed on the last day of the calendar year to which the annual bonus relates, and (iv) continued group medical, dental and vision insurance for twelve months (provided that he pays the employee portion of such premiums), subject to his timely execution and non-revocation of a general release of claims against us. The employment agreement also provides that for twelve months following his termination of employment, Mr. Lawson will not compete with us or our subsidiaries or affiliates, solicit officers from our employees or consultants, subsidiaries or affiliates, hire any person who was previously an AdTheorent officer or its subsidiaries or affiliates during the 180 days prior to such hire or solicit customers of us or its subsidiaries or affiliates.

Agreement with Bill Todd

On December 20, 2018, Bill Todd entered into an offer letter agreement with Legacy AdTheorent to serve as Chief Revenue Officer. Mr. Todd’s agreement does not have a fixed term, provides for at-will employment and does not include a severance provision.

Agreement with Patrick Elliott

On January 30, 2023, Patrick Elliott entered into an offer letter agreement with AdTheorent Holding Company, Inc. to serve as Chief Financial Officer. The agreement had a one year term but provides for automatic one-year renewals unless either party gives notice of an intent not to renew the agreement. If Mr. Elliott’s employment terminates due to his death or if we terminate his employment due to his permanent disability (as defined in the agreement), he is entitled to receive a prorated bonus for the calendar year in which the termination occurs and if he was employed as of the last day of a prior calendar year and the termination occurs prior to the date of the payment of the bonus for the prior year, he is entitled to receive the Post- Termination Bonus. If we terminate Mr. Elliott’s employment without cause (as defined in the employment agreement), he is entitled to receive (i) twelve months of base salary, (ii) the Post- Termination Bonus and (iii) continued group medical, dental and vision insurance for twelve months (provided that he pays the employee portion of such premiums), subject to his timely execution and non-revocation of a general release of claims against us. If Mr. Elliott resigns for good reason (as defined in the employment agreement), he is entitled to receive (i) twelve months of base salary, (ii) the Post- Termination Bonus, (iii) his annual bonus for the calendar year prior to the calendar year in which his employment terminates, provided that his employment terminates before such annual bonus is paid and he was employed on the last day of the calendar year to which the annual bonus relates, and (iv) continued group medical, dental and vision insurance for twelve months (provided that he pays the employee portion of such premiums). The employment agreement also provides that for twelve months following his termination of employment, Mr. Elliott will not compete with us or our subsidiaries or affiliates, solicit officers from our employees or consultants, subsidiaries or affiliates, hire any person who was previously an AdTheorent officer or its subsidiaries or affiliates during the 180 days prior to such hire or solicit customers of us or its subsidiaries or affiliates. The employment agreement also provides that in the case of a change in control of the Company, 100% of any then-unvested RSUs awarded to Mr. Elliott, in 2023 shall immediately accelerate and become fully vested, exercisable and nonforfeitable, as applicable, effective as of immediately prior to Mr. Elliott’s termination of employment.

Potential Post-Employment Payments

Except as discussed in “Agreement with our Named Executive Officers” above, we do not currently have any agreements, plans or arrangements which provide any NEO with payments upon termination, resignation, retirement or a Change in Control.

Board Member Compensation

During the year ended December 31, 2023, each of Mr. Kiarie, Mr. Tatta, Mr. Black and Mr. Mehra was paid an annual retainer of $105,400, of which $45,000 was paid in cash. The remaining $60,400 was paid in the form of RSUs. The RSUs are subject to vesting terms, including, for the initial grant, vesting in equal annual tranches over three years and, for the annual grants, cliff vesting after one year.

Mr. Kiarie, as the Chair of our Audit Committee, received an additional annual cash retainer of $20,000 and Mr. Tatta, as a member of our Audit Committee, received an additional annual cash retainer of $10,000. Mr. Black was added to the Audit Committee in 2024 and will begin to receive an additional annual cash retainer effective January 1, 2024. Mr. Tatta received an additional annual cash retainer of $7,500 for his membership on the Compensation Committee. Mr. Mehra and Mr. Black received additional cash retainers of 11,250 and $7,500, respectively, for their membership on Nominating and Corporate Governance Committee.

In addition, our policy is to reimburse board members for reasonable and necessary out-of-pocket expenses incurred in connection with attending board and committee meetings or performing other services in their capacities as board members.

The table below shows director compensation for the year ended December 31, 2023 by each non-employee director.

Name	Fees Earned or Paid in Cash($)	Restricted Stock Awards ($)	Total ($)
Eric Tencer	—	—	—
John Black	52,500	60,400	112,900
Kihara Kiarie	65,000	60,400	125,400
Vineet Mehra	56,250	60,400	116,650
Danielle Qi	—	—	—
Ben Tatta	62,500	60,400	122,900
Shuangxiu Yu	—	—	—

The table below shows the aggregate numbers of unvested restricted stock units awards held as of December 31, 2023 by each non-employee director.

Name	Unvested Restricted Stock
Eric Tencer	—
John Black	50,976
Kihara Kiarie	61,953
Vineet Mehra	61,953
Danielle Qi	—
Ben Tatta	61,953
Shuangxiu Yu	—

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2023, there were 6,501,266 shares of Common Stock available for issuance under the 2021 Plan and 2,663,786 shares of Common Stock available for issuance under the 2021 ESPP, each of which our stockholders approved on December 21, 2021 in connection with the Business Combination and became effective immediately upon the Closing.

The following table summarizes information about our equity compensation plans and individual compensation arrangements as of the end of our most recently completed fiscal year, or December 31, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c) (1)(2)
Equity compensation plans approved by security holders	7,230,122	$—	9,165,052
Equity compensation plans not approved by security holders	6,372,378	$0.61	320,976
Total	13,602,500	$0.61	9,486,028
(1)
The number of shares of our Common Stock reserved for issuance under the 2021 Long-Term Plan will automatically increase on January 1 of each year for a period of up to ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (i) 5% of the total number of shares of our Common Stock outstanding on December 31 of the immediately preceding year, or (ii) such smaller number of shares of our Common Stock as is determined by our Board.
(2)
The number of shares of our Common Stock reserved for issuance under the ESPP will automatically increase on January 1 of each year for a period of ten years beginning on January 1, 2022 and ending on (and including) January 1, 2031, by the lesser of (i) 1% of the total number of shares of our Common Stock outstanding on December 31 of the immediately preceding year, (ii) 1,017,309 shares of our Common Stock, or (iii) such smaller number of shares of our Common Stock as is determined by our Board.

Equity Compensation Plans not Approved by Security Holders

Legacy AdTheorent’s operating board previously adopted the AdTheorent Holding Company, LLC 2017 Interest Option Plan (the “2017 Plan”), the material terms of which are summarized below. As of December 31, 2023, options to purchase 6,372,378 shares of our Common Stock granted pursuant to the 2017 Plan remained outstanding with a weighted-average exercise price of $0.61 per share. Following the consummation of the Business Combination, no new awards will be granted under the 2017 Plan.

Awards. The 2017 Plan provided for the grant of options and restricted interest units to AdTheorent’s managers, executive officers, other key employees or consultants of AdTheorent and its subsidiaries.

Authorized Shares. After the 2021 Long-Term Plan became effective, no additional awards will be made pursuant to the 2017 Plan.

Plan Administration. Our board, or a duly authorized committee thereof administers the 2017 Plan. Subject to the provisions of the 2017 Plan, the administrator has the power to administer the 2017 Plan and make all determinations deemed necessary or advisable for administering the 2017 Plan, including, but not limited to, the power to determine the limitations, restrictions and conditions on awards previously granted under the 2017 Plan, and construe and interpret the terms of the 2017 Plan and awards granted thereunder.

Options. Options granted under the 2017 Plan will vest at the rate specified in the award agreement as determined by the administrator. The administrator determined the term of options granted under the 2017 Plan, up to a maximum of 10 years. Payment of the exercise price for the purchase of shares of our Common Stock issued upon the exercise of an option will be made in cash (including check), or, in the discretion of the administrator, by delivery of a promissory note or other property or by cashless exercise.

Restricted Interest Units. Restricted interest units are bookkeeping entries representing an amount equal to the fair market value of one share of our Common Stock. No cash consideration is required from the recipient upon the grant of a restricted interest unit. The administrator established the terms and conditions of the restricted interest unit award, including the vesting and settlement terms and unless otherwise specified in an award agreement, an unvested restricted interest unit will be forfeited upon the participant’s termination of employment. A vested restricted interest unit may be settled by cash, delivery of shares of our Common Stock, or a combination thereof.

Non-Transferability of Awards. Unless otherwise provide by the administrator in an award agreement and the operating agreement, awards granted under the 2017 Plan will not be transferable except by will or the laws of descent or distribution.

Changes to Capital Structure. In the event of a reorganization, recapitalization, unit dividend or units split, or combination or other change in our Common Stock, the administrator will make appropriate adjustments to (i) the number and type of shares subject to outstanding awards and (ii) the exercise price per share of each outstanding option.

Corporate Transaction. In the event of a corporate transaction (as defined in the 2017 Plan), the administrator may provide, in its discretion, that outstanding awards granted under the 2017 Plan will become vested and if applicable, exercisable by participants who are still employed or engaged by us or one of our subsidiaries and that such awards will terminate if not exercised or settled as of the date of the corporate transaction or other prescribed time. The administrator may also provide for the assumption or substitution of outstanding awards by the acquiring entity (or parent thereof) or provide for “rollover” treatment in connection with the corporate transaction, provided that such assumption, substitution or rollover is permissible under Sections 409A or 424 of the Code, to the extent applicable.

Plan Amendment or Termination. The administrator has the authority to suspend, or terminate the 2017 Plan at any time, and the administrator may also amend the 2017 Plan at any time, provided that member approval of an amendment is required to the extent required by law, agreement or any exchange upon which our Common Stock is listed.

Beneficial Ownership of Principal Stockholders

The beneficial ownership percentages set forth in the table below are based on approximately 91,598,261 shares of Common Stock issued and outstanding as of April 9, 2024.

•
Each person who is known by the Company to be the beneficial owner of more than five percent (5% of the outstanding shares of the Common Stock;
•
each named executive officer and director of the Company; and
•
all current executive officers and directors of the Company, as a group.

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

	Number of Shares of Common Stock	%
Name and Address of Beneficial Owner (1)
Directors and Executive Officers:
James Lawson (2)	3,658,002	3.9%
William Todd (3)	644,027	*
Patrick Elliott	140,158	*
Eric Tencer (4)	34,064,174	37.2%
Danielle Qi (4)	34,064,174	37.2%
Shuangxiu Yu (4)	34,064,174	37.2%
John Black	50,976	*
Kihara Kiarie	83,904	*
Vineet Mehra	83,904	*
Ben Tatta	83,904	*
All directors and executive officers as a group (11 individuals) (5)	5,207,294	5.5%
Five Percent Holders:
H.I.G. Growth - AdTheorent, LLC (6)	34,064,174	37.2%
Theodore L. Koenig (7)	7,012,639	7.7%
Anthony Iacovone (8)	5,849,234	6.4%

*Less than 1%.

(1)
Unless otherwise noted, the business address of each of the following individuals is 330 Hudson Street, 13th Floor, New York, New York 10013.
(2)
Includes 1,766,526 shares subject to options exercisable within 60 days of April 9, 2024.
(3)
Includes 570,642 shares subject to options exercisable within 60 days of April 9, 2024.
(4)
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
(5)
Excludes 34,064,174 shares held by H.I.G. Growth—AdTheorent LLC, which may be deemed to be beneficially owned by Mr. Tencer, Ms. Qi, and Ms. Yu (see related discussion in note (4) above). Includes 2,624,782 shares subject to options exercisable within 60 days of April 9, 2024.
(6)
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
(7)
Based solely on a Schedule 13D/A filed on April 12, 2024. Interests include 607,483 shares and 525,068 warrants held by Mr. Koenig, and 5,532,062 shares and 348,026 warrants acquired by funds (“Monroe Funds”) managed by Monroe Capital, LLC and/or its affiliates (“Monroe”) in their capacities as PIPE Investors. Mr. Koenig may be deemed to beneficially own shares acquired by Monroe Funds by virtue of his position as Chief Executive Officer of Monroe, but Mr. Koenig disclaims beneficial ownership of such shares held by the Monroe Funds, except to the extent of any pecuniary interest therein. Mr. Koenig’s address is c/o Monroe Capital, LLC, 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606.
(8)
Based solely on a Schedule 13G filed on April 6, 2022. Mr. Iacovone’s business address is c/o AJI Capital 315 Main Street 2nd Floor Huntington NY 11743.

Change in Control

On April 1, 2024, the Company, entered into an Agreement and Plan of Merger with Cadent, LLC, a limited liability corporation organized under the laws of Delaware (“Parent”), Award Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), Novacap Cadent Acquisition Company, Inc., a Delaware corporation and Novacap Cadent Holdings, Inc., a Delaware corporation, pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Parent (the “Merger”).

For more information on the Merger, please refer to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following includes a summary of transactions since January 1, 2022 to which we or Legacy AdTheorent have been a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than transactions that are described under the section “Executive Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

Stockholders’ Agreement

In connection with the Closing of the Business Combination, on December 22, 2021 (the “Closing Date”) we entered into that certain Stockholders’ Agreement (the “Stockholders’ Agreement”) with H.I.G. Growth— AdTheorent, LLC, a Delaware limited liability company (“H.I.G.”), MCAP Acquisition, LLC, a Delaware limited liability company (the “Sponsor”), and certain Legacy AdTheorent members (the “Stockholders”) pursuant to which, among other things, we agreed to take all necessary action to ensure that (i) the Board will consist of nine members and (ii) the following persons shall be nominated for election to the Board at each annual or special meeting of stockholders of the Company at which elections to the Board will be held:

•
three (3) independent directors, which shall be nominated by the Board (or any duly authorized committee thereof in accordance with the Charter, Bylaws, or other corporate governance documents of the Company); provided, that at least one such director must qualify as an “Audit Committee financial expert” within the meaning of U.S. Securities and Exchange Commission Regulation S-K;
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
•
one (1) director nominated by the Sponsor for so long as the Sponsor and its affiliates beneficially own 1% or more of the outstanding shares of Common Stock of the Company; and
•
one (1) director who shall be the individual serving as the Chief Executive Officer of the Company.

In November 2023, Zia Uddin, the initial director nominated by the Sponsor pursuant to the Stockholders’ Agreement, resigned from the Board. The Sponsor has not yet nominated a new director for election to the Board, but retains the right to do so pursuant to the Stockholders’ Agreement.

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

Independence of Directors

The Nasdaq listing standards generally define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Ben Tatta, John Black, Danielle Qi, Vineet Mehra, Shuangxiu Yu, Kihara Kiarie and Eric Tencer are our independent directors. Our independent directors shall have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

BDO billed the Company for services for our fiscal years ended December 31, 2023 and December 31, 2022, as set forth in the table below. The fees listed are aggregate fees for services performed for the year—regardless of when the fee was actually billed.

	FY 2023	FY 2022
Audit Fees	$814	$827
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$814	$827

Audit Fees—Consists of fees for professional services necessary to perform an audit or review in accordance with the Public Company Accounting Oversight Board, including services rendered for the audit of our annual financial statements, quarterly reviews of the Company’s interim financial statements, as well as services related to Forms S-1 and S-4 in 2022.

Audit-Related Fees—There were no audit-related fees for 2023.

Tax Fees—There were no tax fees for 2023.

All Other Fees—There were no other fees for 2023.

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

Part IV

Exhibit 15. Exhibit, Financial Statement Schedules

The exhibits listed in the exhibit index to the Original 10-K and the exhibits listed in the exhibit index to this 10-K/A are filed with, or incorporated by reference in, this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates a management contract or compensatory plan or arrangement.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AdTheorent Holding Company, Inc.

Date: April 25, 2024	By:	/s/ James Lawson
James Lawson
Chief Executive Officer