Form 10-Q
period 2024-03-31
AdTheorent Holding Company, Inc.
filed 2024-05-02
CIK 1838672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 29, 2024, the registrant had 91,958,261 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$69,202	$70,261
Accounts receivable, net	55,233	71,288
Income tax recoverable	163	177
Prepaid expenses	5,974	4,515
Total current assets	130,572	146,241
Property and equipment, net	437	457
Operating lease right-of-use assets	4,794	5,085
Investment in SymetryML Holdings	742	628
Intangible assets, net	8,204	7,969
Goodwill	34,842	34,842
Deferred income taxes, net	11,647	10,575
Other assets	397	299
Total assets	$191,635	$206,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,586	$17,910
Accrued compensation	3,012	10,483
Accrued expenses	5,442	4,994
Operating lease liabilities, current	1,436	1,421
Total current liabilities	23,476	34,808
Warrants	6,730	967
Seller's Earn-Out	5	10
Operating lease liabilities, non-current	4,779	5,141
Total liabilities	34,990	40,926
Stockholders’ equity
Preferred stock, $0.0001 per share, 20,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 350,000,000 shares authorized; 91,555,276 and 88,464,048 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	9	9
Additional paid-in capital	94,631	93,304
Retained earnings	62,005	71,857
Total stockholders' equity	156,645	165,170
Total liabilities and stockholders’ equity	$191,635	$206,096

See accompanying notes to condensed consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$34,857	$32,674
Operating expenses:
Platform operations	20,601	18,387
Sales and marketing	10,862	10,307
Technology and development	3,222	3,291
General and administrative	5,771	3,936
Total operating expenses	40,456	35,921
Loss from operations	(5,599)	(3,247)
Interest income, net	646	619
Gain on change in fair value of Seller's Earn-Out	5	233
Loss on change in fair value of warrants	(5,763)	(269)
Gain (loss) on fair value of investment in SymetryML Holdings	114	(168)
Other expense, net	(4)	(41)
Total other (loss) income, net	(5,002)	374
Net loss before income taxes	(10,601)	(2,873)
Benefit (provision) for income taxes	749	(2,350)
Net loss	$(9,852)	$(5,223)
Loss per share:
Basic	$(0.11)	$(0.06)
Diluted	$(0.11)	$(0.06)
Weighted-average common shares outstanding:
Basic	90,449,398	87,551,278
Diluted	90,449,398	87,551,278

See accompanying notes to condensed consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except for number of shares)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
December 31, 2023	88,464,048	$9	$93,304	$71,857	165,170
Equity-based compensation	—	—	2,137	—	2,137
Exercises of options	506,406	—	238	—	238
Vesting of restricted stock, net of shares withheld for taxes	2,466,055	—	(1,199)	—	(1,199)
Shares issued under employee stock purchase plan	118,767	—	151	—	151
Net loss	—	—	—	(9,852)	(9,852)
March 31, 2024	91,555,276	$9	$94,631	$62,005	$156,645

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
December 31, 2022	86,968,309	$9	$83,566	$71,850	155,425
Equity-based compensation	—	—	1,552	—	1,552
Exercises of options	80,520	—	57	—	57
Vesting of restricted stock, net of shares withheld for taxes	605,854	—	(399)	—	(399)
Shares issued under employee stock purchase plan	111,433	—	172	—	172
Net loss	—	—	—	(5,223)	(5,223)
March 31, 2023	87,766,116	$9	$84,948	$66,627	$151,584

See accompanying notes to condensed consolidated financial statements.

ADTHEORENT HOLDING COMPANY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(9,852)	$(5,223)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	(200)	—
Amortization expense	1,403	2,059
Depreciation expense	47	49
Amortization of debt issuance costs	14	14
Gain on change in fair value of Seller's Earn-Out	(5)	(233)
Loss on change in fair value of warrants	5,763	269
Loss (gain) on fair value of investment in SymetryML Holdings	(114)	168
Deferred tax benefit	(1,072)	(1,326)
Equity-based compensation	2,041	1,480
Changes in operating assets and liabilities:
Accounts receivable	16,255	16,719
Income taxes recoverable	14	(46)
Prepaid expenses and other assets	(1,280)	(1,824)
Accounts payable	(4,412)	(572)
Accrued compensation, accrued expenses, and other liabilities	(7,370)	(7,423)
Net cash provided by operating activities	1,232	4,111
Cash flows from investing activities
Capitalized software development costs	(1,448)	(1,196)
Purchase of property and equipment	(33)	(23)
Net cash used in investing activities	(1,481)	(1,219)
Cash flows from financing activities
Cash received for exercised options	238	57
Taxes paid related to net settlement of restricted stock awards	(1,199)	(399)
Proceeds from employee stock purchase plan	151	172
Net cash used in financing activities	(810)	(170)
Net (decrease) increase in cash and cash equivalents	(1,059)	2,722
Cash and cash equivalents at beginning of period	70,261	72,579
Cash and cash equivalents at end of period	$69,202	$75,301
Non-cash investing and financial activities
Capitalized software and property and equipment, net included in accounts payable	$88	$30
Equity-based compensation included in capitalized software development costs	$96	$72

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of March 31, 2024 and for the three months ended March 31, 2024 and 2023. The Condensed Consolidated Balance Sheet as of December 31, 2023, has been derived from the Company's audited consolidated financial statements as of that date. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, which include a complete set of footnote disclosures, including the Company's significant accounting policies. The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Summary of Significant Accounting Policies

There have been no material changes in the Company's significant accounting policies during the three months ended March 31, 2024, as compared to the significant accounting policies described in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2023, except as detailed below.

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

The Company’s revenue streams include Managed Programmatic revenue and Self-service revenue.

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

Self-service customers access the Company’s platform directly and manage all aspects of their advertising campaigns. The Company provides advertiser and marketer customers direct access to the platform so that they can execute and manage advertising campaigns and is not primarily responsible for the purchase of advertising inventory, third party data, and other related expenses. Revenue for customers working with the Company on this basis are recorded net of the amount incurred and payable to suppliers for the cost of advertising inventory, third party data and other add-on features, as the Company does not control the purchase nor have pricing discretion with regard to these items. The Company bills clients for their purchases through its platform and the associated platform fees. For the Company’s Self-service Plus offering, which is used as a higher-touch on-boarding level of service for Self-service customers who desire greater implementation support, the Company is primarily responsible for the purchase of advertising inventory, third party data, and other related expenses. The Company has therefore determined that the Company serves as a principal and that gross presentation of revenue is appropriate.

The Company has elected to expense the costs to obtain or fulfill a contract as incurred because the amortization period of the asset that the Company otherwise would have recognized is one year or less. Therefore, there were no contract cost assets recognized as of March 31, 2024 or December 31, 2023.

The Company has elected not to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period for performance obligations with a remaining performance obligation that is part of a contract that has an original expected duration of one year or less.

Contract Liability

For the three months ended March 31, 2024 and 2023, the Company recognized approximately $305 and $1,012, respectively, of revenue which was included in the opening deferred revenue balance.

4.
ACCOUNTS RECEIVABLE, Net

Accounts receivable, net consisted of the following:

	March 31,	December 31,
	2024	2023
Accounts receivable	$55,816	$72,057
Other receivables	118	234
	$55,934	$72,291
Less: allowance for credit losses	(701)	(1,003)
Accounts receivable, net	$55,233	$71,288

The provision (benefit) for credit losses on accounts receivable was $(200) and $— for the three months ended March 31, 2024 and 2023, respectively.

The following table presents changes in the allowance for credit losses:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$1,003	$699
Reserve for credit losses	(200)	—
Write-offs, net of recoveries	(102)	(21)
Ending balance	$701	$678

5.
PREPAID EXPENSES

Prepaid expenses consisted of the following:

	March 31,	December 31,
	2024	2023
Income taxes	$2,534	$2,380
Platform operations	945	872
Insurance	941	-
Software	875	590
Marketing-related events	351	580
Other	328	93
Total	$5,974	$4,515

6.
PROPERTY AND EQUIPMENT, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2024	2023
Computers and equipment	$896	$906
Less: accumulated depreciation	(459)	(449)
Total	$437	$457

Depreciation expense on Property and equipment was $47 and $49 for the three months ended March 31, 2024 and 2023, respectively.

7.
INTANGIBLE ASSETS, Net

Intangible assets, net consisted of the following:

		March 31, 2024
	Remaining Weighted Average Useful Life (in years)	Gross amount	Accumulated amortization	Net carrying amount
Capitalized software costs	1.2	$9,387	$(3,983)	$5,404
Trademarks/tradename	2.8	10,195	(7,395)	2,800
Total		$19,582	$(11,378)	$8,204

		December 31, 2023
	Remaining Weighted Average Useful Life (in years)	Gross amount	Accumulated amortization	Net carrying amount
Capitalized software costs	1.2	$8,401	$(3,487)	$4,914
Trademarks/tradename	3.0	10,195	(7,140)	3,055
Total		$18,596	$(10,627)	$7,969

Amortization expense was included in the Company’s Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2024	2023
Platform operations	$956	$663
Sales and marketing	251	1,370
Technology and development	193	23
General and administrative	3	3
Total	$1,403	$2,059

Total amortization expense for the three months ended March 31, 2024 and 2023 was $1,403 and $2,059, respectively. Amortization expense for capitalized software costs for the three months ended March 31, 2024 and 2023 was $1,149 and $686, respectively.

Estimated future amortization of intangible assets as of March 31, 2024 is as follows:

Remainder of 2024	$3,920
2025	3,186
2026	1,090
2027	6
2028	1
Thereafter	1
Total	$8,204

8.
GOODWILL

The Company is a single reporting unit. The goodwill balance as of March 31, 2024 and December 31, 2023 was $34,842.

The Company did not identify a goodwill impairment indicator during the three months ended March 31, 2024 to necessitate the performance of an interim impairment test. The Company will continue to monitor impairment indicators in future periods, inclusive of its stock price.

9.
ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2024	December 31, 2023
Campaign costs	$2,872	$3,253
Customer rebates	788	748
Deferred revenues	784	331
Legal fees	711	89
Platform operations	49	280
Other	238	293
Total	$5,442	$4,994

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

The Company is subject to customary representations, warranties, and covenants. The Senior Secured Agreement requires that the Company meet certain financial and non-financial covenants which include, but are not limited to, (i) delivering audited consolidated financial statements to the lender within 90 days after year-end commencing with the fiscal year ending December 31, 2022 financial statements, (ii) delivering unaudited quarterly condensed consolidated financial statements within 45 days after each fiscal quarter, commencing with the quarterly period ending on March 31, 2022 and (iii) maintaining certain leverage ratios and liquidity coverage ratios. As of March 31, 2024 and December 31, 2023, the Company was in full compliance with the terms of the Senior Secured Agreement.

As of both March 31, 2024 and December 31, 2023, the Company had one letter of credit for $983. As of March 31, 2024 and December 31, 2023, there were no amounts drawn on the Revolving Credit Facility.

11.
INCOME TAXES

For the three months ended March 31, 2024 and 2023, the Company recorded an income tax benefit (provision) of $749 and ($2,350), respectively. The annual effective income tax rates before discrete items (“AETR”) for the three months ended March 31, 2024 and 2023 was 31.8% and (17.8%), respectively.

The AETR for the three months ended March 31, 2024 was more than the statutory rate of 21% primarily due to state and local income taxes, meals and entertainment, and executive equity-based compensation not deductible for tax purposes. The Company did not include any fair value adjustments not reasonably estimable for the full-year in the calculation of its AETR as the full-year impact of these specific items cannot be reasonably projected. Refer to Note 14 – Seller's Earn-out and Note 15 – Warrants for further detail on fair value adjustments for the Seller's Earn-Out and warrant liabilities, respectively.

12.
EQUITY-BASED PAYMENTS

2021 Long-Term Incentive Plan

The Company’s Board of Directors (the “Board”) approved 2021 Long-Term Incentive Plan (the “2021 Plan”) was adopted by the Company’s stockholders on December 21, 2021, initially authorizing the Company to issue 10,131,638 shares of its common stock (“Common Stock”). Annually, on each January 1 and through January 1, 2031, the 2021 Plan authorizes the Company to increase the shares available for issuance by an amount equal to the lesser of (a) 5% of the total number of shares outstanding on the last day of the preceding calendar year or (b) such smaller number of shares as determined by the Board.

On January 1, 2024, the Company added 4,423,202 shares to the shares available for issuance under the 2021 Plan. As of March 31, 2024, 11,141,950 shares remained available for issuance pursuant to the 2021 Plan.

Stock Option Award Activity

For the three months ended March 31, 2024 and 2023, no expense was recognized for equity-based compensation related to stock options. All stock options were fully vested as of July 1, 2023.

The following table summarizes stock option activity for the three months ended March 31, 2024:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2023	6,372,378	$0.61
Exercised	(496,542)	0.48
Forfeited	(498,263)	0.47
Outstanding as of March 31, 2024	5,377,573	$0.63
Exercisable as of March 31, 2024	5,377,573	$0.63

Restricted Stock Units

The fair value of Restricted Stock Units (“RSUs”) equals the market value of the Company’s Common Stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.

For the three months ended March 31, 2024 and 2023, no equity-based compensation expense was recognized on the RSUs with performance-based vesting conditions (“PSUs”) on the basis that achievement of the specified performance targets as of March 31, 2024 was not probable. Some PSUs granted in the year ended December 31, 2023 were cancelled as of February 13, 2024 due to not obtaining the defined targets of the related grants. The vesting conditions for outstanding PSUs are based on achievement of revenue targets.

For the three months ended March 31, 2024 and 2023, $1,922, and $1,443 of equity-based compensation expense was recognized, related to RSUs with time-based vesting conditions and $92 and $0 was recognized related to PSU achievement.

The following summarizes RSU activity for the three months ended March 31, 2024:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2023	7,230,122	$3.22
Vested	(3,232,915)	5.93
Forfeited	(217,482)	3.54
Outstanding as of March 31, 2024	3,779,725	$3.63

Employee Stock Purchase Plan

On December 21, 2021, the Company’s stockholders approved the AdTheorent Holding Company, Inc. Employee Stock Purchase Plan (the “ESPP”) and the ESPP became effective on such date with an authorized 2,026,328 shares of Common Stock (subject to certain adjustments to reflect changes in the Company’s capitalization) are reserved and may be purchased by eligible employees who become participants in the ESPP. The purchase price per share of the Common Stock is the lesser of 85% of the fair market value of a share of Common Stock on the offering date or 85% of the fair market value of a share of Common Stock on the purchase date. The first offering period under the ESPP began August 15, 2022 and ended January 14, 2023. Beginning with the second offering period beginning January 14, 2023, each offering period will be six months. Pursuant to the ESPP, on January 1, 2024, the Company added 884,640 shares available for issuance. As of March 31, 2024, there were 3,429,659 shares of Common Stock available for issuance pursuant to the ESPP.

Total compensation expense related to the ESPP was $27 and $37 for the three months ended March 31, 2024 and 2023, respectively, classified within each applicable operating expense category on the accompanying Condensed Consolidated Statements of Operations and in the equity-based compensation table below.

The fair value of the purchase rights granted under the ESPP for the offering period beginning January 12, 2024 was $0.57. It was estimated by applying the Black-Scholes Option-Pricing model (“BSM”) to the purchase period in the offering period using the following assumptions:

January 12, 2024
Grant price	$1.89
Expected term	6 months
Expected volatility	52.15%
Risk-free interest rate	5.16%
Expected dividend yield	0.00%

Grant price - Closing stock price on the first day of the offering period.

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

Equity-Based Compensation Expense

The following table summarizes the total equity-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2024	2023
Platform operations	$340	$207
Sales and marketing	835	615
Technology and development	225	183
General and administrative	641	475
Total equity-based compensation expense	$2,041	$1,480

Equity-based compensation included in capitalized software development costs was $96 and $72 for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, there was $11,471 of total unrecognized compensation expense related to the RSUs, including PSUs, which is expected to be recognized over a weighted average period of 1.2 years.

13.
EQUITY

The Company has authorized a total of 370,000,000 shares for issuance with 350,000,000 shares designated as Common Stock and 20,000,000 shares designated as preferred stock.

The Company’s common stockholders are entitled to one vote per share for the election of the Company directors and all other matters submitted to a vote of stockholders of the company. Additionally, the Company’s common stockholders will be entitled to receive dividends when, as and if declared by the Company Board, payable either in cash, in property or in shares of capital stock, after payment to any Company preferred stockholders having preference, if any. Out of the total authorized Common Stock, 91,555,276, and 88,464,048 were issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.

The Company’s Board is authorized to issue shares of preferred stock, without stockholder approval, with such designations, voting and other rights and preferences as they may determine. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.

14.
SELLER'S EARN-OUT

The estimated fair value of the Seller’s Earn-Out, as defined in Note 15 – Seller’s Earn-Out included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, was determined using a Monte Carlo simulation valuation model using the most reliable information available. Assumptions used in the valuation were as follows:

	March 31, 2024	December 31, 2023
Stock price	$3.21	$1.45
Dividend yield	0.00%	0.00%
Volatility	60.00%	70.00%
Risk-free rate	4.40%	4.01%
Expected term (in years)	0.73	0.98

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

Seller’s Earn-Out to equity holders and vested Exchanged Options as of Close:

The following table presents activity for the Seller's Earn-Out measured using the Monte Carlo model, described above, as of March 31, 2024 and December 31, 2023:

Seller's Earn-Out
Balance at December 31, 2023	$10
Change in fair value	(5)
Balance at March 31, 2024	$5

15.
WARRANTS

The following table summarizes the number of outstanding Public Warrants and Private Placement Warrants and the corresponding exercise price:

	March 31, 2024	December 31, 2023	Exercise Price	Expiration Date
Public Warrants	10,541,595	10,541,595	$11.50	December 21, 2026
Private Placement Warrants	5,432,237	5,432,237	$11.50	December 21, 2026

Of the 5,432,237 Private Placement Warrants, 551,096 warrants are held in escrow subject to earn-out targets (“Escrow Warrants”). The Escrow Warrants will be released if the volume-weighted average price of the Company’s Common Stock equals or exceeds $14.00 per share for any 20 trading days within any consecutive 30 trading day period on or before December 21, 2024.

Measurement of Public Warrants

The Public Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of March 31, 2024 is classified as Level 2. The Company used an observable market quote in an active market under the ticker ADTHW and the revised exercise price of the Public Warrants upon consummation of the Merger (as defined in Note 21 — Subsequent Event), in accordance with the warrant agreement, dated February 25, 2021, between MCAP and Continental Stock Transfer & Trust Company (the “Warrant Agreement”), weighted at 10% and 90%, respectively. As of December 31, 2023, the measurement of the Public Warrants was classified as Level 1 due to the use of an observable market quote in an active market under the ticker ADTHW.

Measurement of Private Placement Warrants

The Private Placement Warrants are measured at fair value on a recurring basis. As of March 31, 2024 , the Company measured the fair market value of the Private Placement Warrants through a combination of fair value, based on a BSM, and intrinsic value, weighted at 10% and 90%, respectively. The intrinsic value was estimated as the difference between the per share Merger consideration and the revised exercise price of the Private Placement Warrants, adjusted in accordance with the Warrant Agreement. As of December 31, 2023, a BSM was used to determine fair value. The measurement of the Private Placement Warrants is classified as Level 2. See Note 21 — Subsequent Event, for details related to the Merger.

The key inputs into the BSM as of March 31, 2024 and December 31, 2023, respectively, for the Private Placement Warrants were as follows:

	March 31,	December 31,
	2024	2023
Stock price	$3.21	$1.45
Dividend yield	0.00%	0.00%
Expected volatility	60.00%	70.00%
Risk-free rate	4.45%	4.01%
Expected term (in years)	2.73	2.98
Exercise price	$11.50	$11.50

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

Warrant liability

As of March 31, 2024, the fair values of the Public Warrants and Private Placement Warrants outstanding were determined to be $0.43 and $0.40 per warrant, respectively. As of December 31, 2023, the Public Warrants and Private Placement Warrants outstanding were determined to be $0.05 and $0.08 per warrant, respectively.

The following table presents the changes in the fair value of the Public and Private Placement Warrants:

	Public Warrants	Private Placement Warrants	Total Warrant Liabilities
Fair value as of December 31, 2023	$527	$440	$967
Change in valuation inputs or other assumptions	4,006	1,757	5,763
Fair value as of March 31, 2024	$4,533	$2,197	$6,730

16.
SYMETRYML AND SYMETRYML HOLDINGS

SymetryML Holdings, LLC (“SymetryML Holdings”) was a subsidiary of Legacy AdTheorent after a contribution of Legacy AdTheorent’s SymetryML department in exchange for membership interest. Class B interests in SymetryML Holdings comprising 50% of the total equity interests of SymetryML Holdings, were offered to certain employees (a non-controlling interest) of SymetryML. Legacy AdTheorent retained the remaining 50% total equity interests, through the holding of all Class A equity interests in SymetryML Holdings. SymetryML Holdings and SymetryML was ultimately deconsolidated as of March 31, 2022 through a series seed preferred financing transaction.

VIE Determination

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

The Company holds a noncontrolling investment in SymetryML Holdings that provides the Company the ability to exercise significant influence over both VIEs. The entities continue to be considered related parties of the Company following the Deconsolidation.

Fair Value Option Investments in SymetryML and SymetryML Holdings

For its investment in SymetryML Holdings, the Company has made an irrevocable election to account for its investment at fair value with changes in fair value reported in earnings. The Company elected to apply fair value accounting to the retained investment in SymetryML Holdings because the Company believes that fair value is the most relevant measurement attribute for these investments, as well as to reduce operational and accounting complexity. The Company’s election to apply fair value accounting to these investments may cause fluctuations in the Company’s earnings from period to period. The fair value of the Company’s retained investment was $742 and $628 as of March 31, 2024 and December 31, 2023, respectively.

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

17.
FAIR VALUE MEASUREMENTS

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investment in SymetryML Holdings(2)	$—	$—	$742	$742
Total assets	$—	$—	$742	$742
Liabilities:
Public warrants(1)	$—	$4,533	$—	$4,533
Private placement warrants(1)	—	2,197	—	2,197
Seller's Earn-Out(1)	—	—	5	5
Total liabilities	$—	$6,730	$5	$6,735

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment in SymetryML Holdings(2)	$—	$—	$628	$628
Total assets	$—	$—	$628	$628
Liabilities:
Public warrants(1)	$527	$—	$—	$527
Private placement warrants(1)	—	440	—	440
Seller's Earn-Out(1)	—	—	10	10
Total liabilities	$527	$440	$10	$977

(1)
Refer to Note 14 — Seller's Earn-Out and Note 15 — Warrants included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, for further information about the initial and subsequent measurement, including significant assumptions and valuation methodologies of these instruments.
(2)
Refer to Note 16 — SymetryML and SymetryML Holdings included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, for further information about the initial measurement, including significant assumptions and valuation methodologies of this investment.

The following tables present a rollforward of the Company's assets and liabilities classified as Level 3 for three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024
	Investment in SymetryML Holdings	Seller's Earn-Out Liability
Balance as December 31, 2023	$628	$10
Measurement adjustments	114	(5)
Balance as of March 31, 2024	$742	$5

	Three Months Ended March 31, 2023
	Investment in SymetryML Holdings	Seller's Earn-Out Liability
Balance as December 31, 2022	$789	$773
Measurement adjustments	(168)	(233)
Balance as of March 31, 2023	$621	$540

18.
LOSS PER SHARE

The computation of net loss per share was as follows:

	Three Months Ended March 31,
	2024	2023
Net loss attributable to AdTheorent Holding Company, Inc.	$(9,852)	$(5,223)

Weighted-average common shares outstanding - basic	90,449,398	87,551,278
Effect of dilutive equity-based awards	—	—
Weighted-average common shares outstanding - diluted	90,449,398	87,551,278

Loss per share:
Basic	$(0.11)	$(0.06)
Diluted	$(0.11)	$(0.06)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net (loss) income per common stockholder because their impact would have been anti-dilutive for the period presented, or their contingency conditions were not met:

	Three Months Ended March 31,
	2024	2023
Stock options	5,377,573	6,816,632
Restricted stock units	3,653,675	1,838,805
Public warrants	10,541,595	10,541,595
Private placement warrants (1)	5,432,237	5,432,237
Seller's Earn-Out	6,785,714	6,785,714
Sponsor Earn-Out	598,875	598,875
Total	32,389,669	32,013,858

(1)
Of the 5,432,237 Private Placement Warrants, 551,096 warrants are held in escrow subject to earn-out targets.

19.
LEASES

The Company has operating lease agreements for office space in the U.S. With the exception of the New York headquarters office lease, the Company’s leases expire at various times through February 2026 and certain leases may be extended at the Company’s option. The New York headquarters office lease expires in 2028. The Company recognizes operating lease expense on a straight-line basis over the term of the lease.

Additionally, the Company has short-term leases with an initial term of twelve months or less that are not recorded on the Condensed Consolidated Balance Sheets.

Lease expense is allocated to operating expense categories (Platform operations, Sales and marketing, Technology and development, General and administrative) in the Condensed Consolidated Statements of Operations in proportion to headcount in each of these categories. The components of lease expense for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$291	$255
Short term lease cost	$87	$126
Variable lease cost	$—	$—

Supplemental cash flow information related to the Company’s operating leases for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Operating cash flows used for operating leases	$399	$381
Right-of-use assets obtained in exchange for new operating lease obligations	$—	$—

Supplemental balance sheet information related to the Company’s operating leases as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (years)	4.27	4.50
Weighted average discount rate (%)	3.3%	3.3%

Approximate future minimum lease payments for the Company’s operating leases are as follows as of March 31, 2024:

March 31, 2024
Remainder of 2024	$1,213
2025	1,624
2026	1,431
2027	1,364
2028	1,023
Thereafter	—
Total operating lease payments	6,655
Less: Imputed interest	(440)
Total operating lease liabilities	$6,215

In connection with one lease agreement, the Company maintains a letter of credit in the total amount of $983 as of both March 31, 2024 and December 31, 2023.

20. COMMITMENTS AND CONTINGENCIES

On March 7, 2024, the Company received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (the “FTC”) relating to the Company’s compliance with Section 5 of the FTC Act. The Company is in the process of responding to the CID.

21. SUBSEQUENT EVENT

Merger Agreement

On April 1, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cadent, LLC, a limited liability corporation organized under the laws of Delaware (“Parent”), Award Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), Novacap Cadent Acquisition Company, Inc., a Delaware corporation and Novacap Cadent Holdings, Inc., a Delaware corporation, pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Parent (the “Merger,” and together with the transactions contemplated by the Merger Agreement, the “Transaction”).

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Common Stock of the Company then outstanding will be converted into the right to receive $3.21 in cash, without interest (the “Per Share Merger Consideration”), other than any shares as to which dissenters’ rights have been perfected (and not withdrawn or lost) in accordance with applicable law (which will be cancelled and converted into the right to receive a payment determined in accordance with Section 262 of the Delaware General Corporation Law).

The Merger Agreement also provides that immediately prior to the Effective Time, by virtue of the Merger and without any action on the part of the holder thereof, each RSU and Company stock options (“Stock Options”) that is outstanding immediately prior to the Effective Time will automatically be cancelled and converted into the right to receive a cash payment per RSU held equal to the Per Share Merger Consideration. Holders of Stock Options will receive a cash payment per Stock Option held equal to the amount by which the Per Share Merger Consideration exceeds the per share exercise price of such Stock Option. Stock Options with a per share exercise price equal to or in excess of the Per Share Merger Consideration shall be cancelled by virtue of the Merger without any action on the part of the holder thereof and without any payment to the holder thereof.

The obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of customary closing conditions set forth in the Merger Agreement, including, among other conditions, (1) the adoption of the Merger Agreement by the affirmative vote of the stockholders of the Company of not less than a majority of the issued and outstanding shares of the Company’s Common Stock (the “Company Stockholder Approval”), (2) the expiration or termination of any waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (3) the accuracy, subject to the standards set forth in the Merger Agreement, of the representations and warranties and compliance in all material respects with the covenants of the other party set forth in the Merger Agreement, and (4) the absence of a “Company Material Adverse Effect” (as defined in the Merger Agreement) with respect to the Company.

Each of the Company, Parent and Merger Sub has made customary representations and warranties and covenants in the Merger Agreement, including covenants to use their respective commercially reasonable efforts to effect the Transaction, including securing regulatory approvals required by the Merger Agreement. In addition, the Company has agreed to other customary covenants, including, among others, covenants to use commercially reasonable efforts to conduct its business in all material respects in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the closing of the Merger.

Beginning on the date of the Merger Agreement and continuing until 11:59 p.m. Eastern time on May 4, 2024 (the “Go-Shop Period”), the Company and its representatives may, subject to certain conditions in the Merger Agreement: (1) solicit, initiate, facilitate and encourage any inquiry, proposal or offer that could constitute an alternative acquisition proposal from third parties; (2) participate in discussions or negotiations with third parties with respect to such proposals; or (3) otherwise cooperate with, assist, participate in, and facilitate any such inquiry, proposal, offer, discussion or negotiation and any effort or attempt to make any Acquisition Proposal. Following the expiration of the Go-Shop Period, the Company will generally be restricted from soliciting alternative acquisition proposals, engaging in discussions or negotiations with respect to such proposals or providing non-public information in connection with such proposals, or approving, endorsing, recommending or executing any agreement or understanding with respect to such proposals, subject to certain limited exceptions to permit the board of directors of the Company to comply with its fiduciary duties. In the event that the board of directors of the Company receives an Alternative Acquisition Proposal that it determines constitutes a Superior Company Proposal (each term as defined in the Merger Agreement) in accordance with the terms of the Merger Agreement, the Company may, subject to compliance with requirements to provide notice to and a period for Parent to match such proposal, payment of the termination fee payable by the Company to Parent described below and other conditions and requirements set forth in the Merger Agreement, terminate the Merger Agreement to accept the applicable Superior Company Proposal. Additionally, subject to certain customary “fiduciary out” exceptions, the board of directors of the Company is required to recommend that the Company’s stockholders adopt the Merger Agreement.

The Merger Agreement includes customary termination rights for each of Parent and the Company, including, among others, if (1) the Merger has not been consummated by July 30, 2024 (or September 23, 2024 if extended by either Parent or the Company in accordance with the terms of the Merger Agreement), (2) the requisite Company Stockholder Approval is not obtained, (3) there is any order or applicable law prohibiting or permanently enjoining the Transaction, and (4) the other party breaches its covenants or representations and such breach is not cured within a specified period and would result in the failure of a closing condition in favor of the other party. In addition, the Company may terminate the Merger Agreement in order for the board of directors of the Company to cause or permit the Company to enter into an Alternative Acquisition Agreement with respect to a Superior Company Proposal, and Parent may terminate the Merger Agreement if the board of directors of the Company changes its recommendation in favor of the Transaction. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay Parent a termination fee of approximately $11,350 (except in the case the Merger Agreement is terminated in connection with a Superior Company Proposal during the Go-Shop Period, and certain other limited circumstances, in which case such termination fee will be approximately $6,490).

The Merger is not subject to a financing condition. Parent has obtained (1) equity financing commitments from certain investment affiliates of Novacap Management Inc. (“Novacap”), and (2) debt financing commitments from certain third-party lenders and Novacap, to fund the transactions contemplated by the Merger Agreement. The Merger Agreement requires Parent and Merger Sub to use commercially reasonable best efforts to obtain the financing on the terms and conditions described in the financing commitments. The Company is entitled to specific performance, subject to the terms and conditions of the Merger Agreement and the applicable equity commitments, to force Parent to close the transaction if all closing conditions are met.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, the expected timing of the completion of the proposed Merger, the management of the Company upon completion of the proposed Merger and the Company’s plans upon completion of the proposed Merger, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, operations, and the markets and communities in which we, our clients, and partners operate, results of operations, revenues, operating expenses, and capital expenditures, sales and marketing initiatives and competition. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

We discuss many of these risks in our Annual Report on Form 10-K for the year ended December 31, 2023 in greater detail under the heading “Item 1A. Risk Factors” and in other filings we make from time to time with the Securities and Exchange Commission (“SEC”). Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q, which are inherently subject to change and involve risks and uncertainties. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.

Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2023, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

References to “Notes” are notes included in our unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Unless otherwise indicated, the terms “AdTheorent,” “Company,” “we,” “us,” or “our” refer to AdTheorent Holding Company, Inc., together with its consolidated subsidiaries.

Business Overview

Founded in 2012, we are a digital media platform which focuses on performance-first, privacy-forward methods to execute programmatic digital advertising campaigns, serving both advertising agency and brand customers. Without relying on individualized profiles or sensitive personal data for targeting, we utilize machine learning and advanced data analytics to make programmatic digital advertising more effective and efficient at scale, delivering measurable real-world value for advertisers. Our differentiated advertising capabilities and superior campaign performance, measured by customer-defined business metrics or key performance indicators, (“KPIs”), have helped fuel our customer adoption and year-after-year growth.

We use machine learning, a subset of artificial intelligence, and advanced data science to organize, analyze and operationalize non-sensitive data to deliver real-world value for customers. Central to our ad-targeting and campaign optimization methods, we build custom machine learning models for each campaign using historic and real-time data to predict future consumer conversion actions for every digital ad impression. We have integrations with Digital Ad Exchanges, or Supply Side Platforms (“SSPs”), from which we are sent ad impression opportunities for evaluation and purchase. We predictively score all ad impression opportunities for the purpose of deciding which ad impressions will likely drive valuable conversions or engagement activity for our customers. Our predictive platform scores up to one million digital ad impressions per second and 75 billion to 85 billion digital ad impressions per day, assigning a “predictive score” to each. Each predictive score is determined by correlating non-individualized data attributes associated with the particular impression with data corresponding to previously purchased impressions that yielded consumer conversion or engagement activity. Such non-individualized attributes include variables such as publisher, content and URL keywords, device make, device operating system and other device attributes, ad position, geographic data, weather, demographic signals, creative type and size, etc. The

“predictive scores” generated by our platform allow us and our advertising clients to determine which ad impressions are more likely or less likely to result in client-desired KPIs. Our machine learning models are customized for every campaign and our platform “learns” over the course of each campaign as it processes more data related to post media view conversion experience. Based on these statistical probabilities or “predictive scores,” our platform automatically determines bidding optimizations to drive conversions and advertiser return on investment (“ROI”) or return on advertising spend (“ROAS”), delivering on approximately 0.001 of the evaluated advertising requests. Our use of machine learning and data science helps us to maximize efficiency and performance, enabling our customers to avoid wasted ad spend related to suboptimal impressions such as impressions that are predicted to be at a greater risk for fraud/invalid traffic or impressions with a higher likelihood of being unviewable, unmeasurable, or not brand safe, among other factors.

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

Supplementing our core machine learning-powered platform capabilities, we offer customized vertical solutions to address the needs of advertisers in specialized industries. These specialized solutions feature vertical-specific capabilities related to targeting, measurement and audience validation. Our broader health offering, which encompasses engagements with customers in the verticals and sub-verticals of healthcare, pharmaceutical, pharmacy, over-the-counter brands, and health-related government (collectively, “AdTheorent Health”), harnesses the power of machine learning to drive superior performance on campaigns targeting both healthcare providers and patients, employing methods that use individually identifiable health information that has been de-identified in accordance with the Health Insurance Portability and Accountability Act (“HIPAA”) and targeting practices that comply with Network Advertising Initiative (“NAI”) Code of Conduct and other self-regulatory standards. Our AdTheorent Health Predictive Audience Builder (“HABi”) and Health Audiences allows programmatic advertisers to use aggregated health data to research and target “audiences” in a more precise, data-driven and less opaque manner than what is currently available across the industry. This solution leverages primary-sourced, de-identified health data and machine learning to create statistical representations of audiences. These features allow platform users to leverage HABi to build Health Audiences, with the goal of achieving health advertisers' KPIs, while being privacy forward and HIPAA-compliant by design. In addition, as part of our strategy to establish a scalable foundation for the deployment of innovative verticalized solutions, we launched AdTheorent’s Predictive Audience Builder (“ABi”), a platform tool that allows advertisers to build customizable, machine learning-based predictive audiences for other key verticals. We have also created additional offerings tailored to address the unique challenges and opportunities in a growing range of other verticals.

Recent Developments

Merger Agreement

On April 1, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cadent, LLC, a limited liability corporation organized under the laws of Delaware (“Parent”), Award Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), Novacap Cadent Acquisition Company, Inc., a Delaware corporation and Novacap Cadent Holdings, Inc., a Delaware corporation, pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Parent (the “Merger,” and together with the transactions contemplated by the Merger Agreement, the “Transaction”).

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Common Stock of the Company then outstanding will be converted into the right to receive $3.21 in cash, without interest (the “Per Share Merger Consideration”), other than any shares as to which dissenters’ rights have been perfected (and not withdrawn or lost) in accordance with applicable law (which will be cancelled and converted into the right to receive a payment determined in accordance with Section 262 of the Delaware General Corporation Law).

The Merger Agreement also provides that immediately prior to the Effective Time, by virtue of the Merger and without any action on the part of the holder thereof, each RSU and Company stock options (“Stock Options”) that is outstanding immediately prior to the Effective Time will automatically be cancelled and converted into the right to receive a cash payment per RSU held equal to the Per Share Merger Consideration. Holders of Stock Options will receive a cash payment per Stock Option held equal to the amount by which the Per Share Merger Consideration exceeds the per share exercise price of such Stock Option. Stock Options with a per share exercise price equal to or in excess of the Per Share Merger Consideration shall be cancelled by virtue of the Merger without any action on the part of the holder thereof and without any payment to the holder thereof.

The obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of customary closing conditions set forth in the Merger Agreement, including, among other conditions, (1) the adoption of the Merger Agreement by the affirmative vote of the stockholders of the Company of not less than a majority of the issued and outstanding shares of the Company’s Common Stock (the “Company Stockholder Approval”), (2) the expiration or termination of any waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (3) the accuracy, subject to the standards set forth in the Merger Agreement, of the representations and warranties and compliance in all material respects with the covenants of the other party set forth in the Merger Agreement, and (4) the absence of a “Company Material Adverse Effect” (as defined in the Merger Agreement) with respect to the Company.

Each of the Company, Parent and Merger Sub has made customary representations and warranties and covenants in the Merger Agreement, including covenants to use their respective commercially reasonable efforts to effect the Transaction, including securing regulatory approvals required by the Merger Agreement. In addition, the Company has agreed to other customary covenants, including, among others, covenants to use commercially reasonable efforts to conduct its business in all material respects in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the closing of the Merger.

Beginning on the date of the Merger Agreement and continuing until 11:59 p.m. Eastern time on May 4, 2024 (the “Go-Shop Period”), the Company and its representatives may, subject to certain conditions in the Merger Agreement: (1) solicit, initiate, facilitate and encourage any inquiry, proposal or offer that could constitute an alternative acquisition proposal from third parties; (2) participate in discussions or negotiations with third parties with respect to such proposals; or (3) otherwise cooperate with, assist, participate in, and facilitate any such inquiry, proposal, offer, discussion or negotiation and any effort or attempt to make any Acquisition Proposal. Following the expiration of the Go-Shop Period, the Company will generally be restricted from soliciting alternative acquisition proposals, engaging in discussions or negotiations with respect to such proposals or providing non-public information in connection with such proposals, or approving, endorsing, recommending or executing any agreement or understanding with respect to such proposals, subject to certain limited exceptions to permit the board of directors of the Company to comply with its fiduciary duties. In the event that the board of directors of the Company receives an Alternative Acquisition Proposal that it determines constitutes a Superior Company Proposal (each term as defined in the Merger Agreement) in accordance with the terms of the Merger Agreement, the Company may, subject to compliance with requirements to provide notice to and a period for Parent to match such proposal, payment of the termination fee payable by the Company to Parent described below and other conditions and requirements set forth in the Merger Agreement, terminate the Merger Agreement to accept the applicable Superior Company Proposal. Additionally, subject to certain customary “fiduciary out” exceptions, the board of directors of the Company is required to recommend that the Company’s stockholders adopt the Merger Agreement.

The Merger Agreement includes customary termination rights for each of Parent and the Company, including, among others, if (1) the Merger has not been consummated by July 30, 2024 (or September 23, 2024 if extended by either Parent or the Company in accordance with the terms of the Merger Agreement), (2) the requisite Company Stockholder Approval is not obtained, (3) there is any order or applicable law prohibiting or permanently enjoining the Transaction, and (4) the other party breaches its covenants or representations and such breach is not cured within a specified period and would result in the failure of a closing condition in favor of the other party. In addition, the Company may terminate the Merger Agreement in order for the board of directors of the Company to cause or permit the Company to enter into an Alternative Acquisition Agreement with respect to a Superior Company Proposal, and Parent may terminate the Merger Agreement if the board of directors of the Company changes its recommendation in favor of the Transaction. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay Parent a termination fee of approximately $11.4 million (except in the case the Merger Agreement is terminated in connection with a Superior Company Proposal during the Go-Shop Period, and certain other limited circumstances, in which case such termination fee will be approximately $6.5 million).

The Merger is not subject to a financing condition. Parent has obtained (1) equity financing commitments from certain investment affiliates of Novacap Management Inc. (“Novacap”), and (2) debt financing commitments from certain third-party lenders and Novacap, to fund the transactions contemplated by the Merger Agreement. The Merger Agreement requires Parent and Merger Sub to use commercially reasonable best efforts to obtain the financing on the terms and conditions described in the financing commitments. The Company is entitled to specific performance, subject to the terms and conditions of the Merger Agreement and the applicable equity commitments, to force Parent to close the transaction if all closing conditions are met.

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

Development of International Markets

Although almost all of our historic revenue is attributable to campaigns and operations in the United States (“U.S.”) and Canada, we plan to continue to explore opportunities to serve new international markets, including serving the global needs of existing customers. We believe that the global opportunity for programmatic advertising is significant and should continue to expand as publishers and advertisers outside the U.S. and Canada increasingly seek to adopt the benefits that programmatic advertising provides. We believe that our privacy-forward approach to ad targeting and data usage will provide desired differentiation and value in highly and increasingly regulated markets such as the European Union, which is subject to the General Data Protection Regulation. Our ability to efficiently expand into new markets will affect our operating results.

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

The number of active customers as of March 31, 2024 was 331 and as of March 31, 2023 was 346, decreasing by 15 customers, or 4%, respectively, year over year, with average revenue per active customer increasing 3.5%, consistent with our strategic focus on growing accounts with larger media budgets. The number of active customers as of December 31, 2023 was 320.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our Condensed Consolidated Financial Statements. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this document as well as the Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC, for additional information regarding the components of our results of operations and our accounting policies.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table summarizes our historical results of operation for the periods presented:

	Three Months Ended
	March 31, 2024		March 31, 2023
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$34,857	100.0%	$32,674	100.0%
Operating expenses:
Platform operations	20,601	59.1%	18,387	56.3%
Sales and marketing	10,862	31.2%	10,307	31.5%
Technology and development	3,222	9.2%	3,291	10.1%
General and administrative	5,771	16.6%	3,936	12.0%
Total operating expenses	40,456	116.1%	35,921	109.9%
Loss from operations	(5,599)	-16.1%	(3,247)	-9.9%
Interest income, net	646	1.9%	619	1.9%
Gain on change in fair value of Seller's Earn-Out	5	0.0%	233	0.7%
Loss on change in fair value of warrants	(5,763)	-16.5%	(269)	-0.8%
Gain (loss) on fair value of investment in SymetryML Holdings	114	0.3%	(168)	-0.5%
Other expense, net	(4)	0.0%	(41)	-0.1%
Total other (loss) income, net	(5,002)	-14.4%	374	1.1%
Net loss before income taxes	(10,601)	-30.4%	(2,873)	-8.8%
Benefit (provision) for income taxes	749	2.1%	(2,350)	-7.2%
Net loss	$(9,852)	-28.3%	$(5,223)	-16.0%

Revenue

			Change
($ in thousands)	2024	2023	$	%
Three Months Ended March 31,	$34,857	$32,674	$2,183	6.7%

Total revenue increased $2.2 million, or 6.7%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The largest drivers of the increase were in the healthcare/pharmaceutical, government/education/nonprofit, and automotive verticals, which collectively increased by $5.4 million, or 43.4%. The increase is primarily due to increased adoption of our AdTheorent Health offering and our Health Audience solution. Offsetting these increases were decreases in the retail and quick service restaurants verticals, which collectively decreased approximately $2.8 million, or 44.5%.

Operating expenses

			Change
($ in thousands)	2024	2023	$	%
Three Months Ended March 31,	$40,456	$35,921	$4,535	12.6%

Operating expenses increased $4.5 million, or 12.6%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Refer to the discussion below for further details of these variances.

Platform operations

			Change
($ in thousands)	2024	2023	$	%
Three Months Ended March 31,	$20,601	$18,387	$2,214	12.0%

Platform operations expenses increased by $2.2 million, or 12.0%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, mainly attributable to increases in traffic acquisition costs, hosting expense, employee expense, and amortization. Traffic acquisition costs increased $0.7 million, associated with increased media purchased through our platform. Hosting expenses increased $0.5 million primarily due to increased infrastructure to support the development of our investment in healthcare and a multi-year hosting deal, which began in the second quarter of 2023. Employee costs increased $0.4 million primarily due to increased headcount for our personnel who set up and monitor campaign performance. Amortization of intangible assets increased $0.3 million primarily due to an increase investment in capitalized software.

Sales and marketing

			Change
($ in thousands)	2024	2023	$	%
Three Months Ended March 31,	$10,862	$10,307	$555	5.4%

Sales and marketing expenses increased $0.6 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 mainly due to an increase in employee expenses of $0.7 million due to increased headcount, $0.4 million related to meetings and events, and $0.2 million for increased employee travel. Offsetting the increase was a decrease in amortization expense of $1.1 million related to customer relationships being fully amortized as of December 31, 2023.

Technology and development

			Change
($ in thousands)	2024	2023	$	%
Three Months Ended March 31,	$3,222	$3,291	$(69)	(2.1)%

Technology and development expenses remained relatively flat for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Software costs decreased $1.0 million due to the termination of a vendor agreement in December 2023. This was offset by increases related to headcount and salary increases of $0.6 million and other employee-related costs of $0.2 million.

General and administrative

			Change
($ in thousands)	2024	2023	$	%
Three Months Ended March 31,	$5,771	$3,936	$1,835	46.6%

General and administrative expenses increased $1.8 million, or 46.6%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to professional fees of approximately $2.3 million related to the Merger Agreement in the three months ended March 31, 2024. See Note 21 — Subsequent Event of our Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q for further detail. These costs were offset by a decrease of approximately $0.4 million in professional fees unrelated to the Merger Agreement.

Interest income, net

			Change
($ in thousands)	2024	2023	$	%
Three Months Ended March 31,	$646	$619	$27	4.4%

Interest income, net was $0.6 million for both the three months ended March 31, 2024 and the three months ended March 31, 2023 as our money market investments balance and interest rates remained relatively stable when comparing the periods.

Gain on change in fair value of Seller's Earn-Out

			Change
($ in thousands)	2024	2023	$	%
Three Months Ended March 31,	$5	$233	$(228)	(97.9)%

For the three months ended March 31, 2024 and the three months ended March 31, 2023, the Seller’s Earn-out liability decreased in fair value resulting in small gains for those periods. These changes in fair value were primarily driven by updates to certain variables such as stock price, stock volatility, risk-free rate, and remaining life.

The Seller's Earn-Out was a result of the Business Combination on December 22, 2021, as detailed in Note 3 – Business Combination included in our Annual Report on Form 10-K for the year ended December 31, 2022, (“Business Combination”).

Loss on change in fair value of warrants

			Change
($ in thousands)	2024	2023	$	%
Three Months Ended March 31,	$(5,763)	$(269)	$(5,494)	*

* Not Meaningful

For the three months ended March 31, 2024, the fair value of the warrants liability increased by $5.8 million, while in the three months ended March 31, 2023, the fair value of the warrants liability increased $0.3 million, both resulting in losses for those amounts in the respective periods. These changes in fair value were primarily driven by the Merger. As of March 31, 2024, the Company applied a weighting of 90% to the revised exercise price, in accordance with the Warrant Agreement, upon consummation of the Merger and a 10% weighting to the fair value measured through a BSM while, in the prior period, the Company applied a full weighting of 100% to the fair value measured through a BSM.

The warrants were assumed by the Company in connection with the Business Combination.

Benefit (provision) for income taxes

			Change
($ in thousands)	2024	2023	$	%
Three Months Ended March 31,	$749	$(2,350)	$3,099	*

* Not Meaningful

Benefit for income taxes was $0.7 million for the three months ended March 31, 2024, compared a provision for income taxes of $2.4 million for the three months ended March 31, 2023.

The AETR for the three months ended March 31, 2024 was more than the statutory rate of 21% primarily state and local income taxes, meals and entertainment, and executive equity-based compensation not deductible for tax purposes. Additionally, we did not include any fair value adjustments not reasonably estimable for the full-year in the calculation of our AETR, such as the Seller's Earn-out and warrant liabilities as we cannot project the full-year impact of these specific items.

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

The following table presents the calculation of gross profit and reconciliation of gross profit to Adjusted Gross Profit for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue	$34,857	$32,674
Less: Platform operations	20,601	18,387
Gross Profit	14,256	14,287
Add back: Other platform operations	8,118	6,610
Adjusted Gross Profit (1)	$22,374	$20,897

EBITDA and Adjusted EBITDA

EBITDA is a non-GAAP financial measure defined by us as net loss, before interest income, net; depreciation, amortization; and income tax (benefit) provision. Adjusted EBITDA is defined as EBITDA before equity-based compensation expense, transaction costs related to the Business Combination, non-core operations, and other non-recurring items.

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

The following table sets forth a reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(9,852)	$(5,223)
Interest income, net	(646)	(619)
Tax (benefit) provision	(749)	2,350
Depreciation and amortization	1,450	2,108
EBITDA (1)	$(9,797)	$(1,384)
Equity-based compensation	2,041	1,480
Transaction costs (2)	2,345	166
Gain on change in fair value of Seller's Earn-Out (3)	(5)	(233)
Loss on change in fair value of warrants (4)	5,763	269
(Gain) loss on fair value of investment in SymetryML Holdings	(114)	168
Adjusted EBITDA (1)	$233	$466

Adjusted EBITDA as a percentage of Adjusted Gross Profit and Adjusted Gross Profit as a percentage of Revenue

	Three Months Ended March 31,
	2024	2023
	(in thousands, except percentages)
Gross Profit	$14,256	$14,287
Net loss	$(9,852)	$(5,223)
Net loss as a percentage of Gross Profit	-69.1%	-36.6%
Adjusted Gross Profit (1)	$22,374	$20,897
Adjusted EBITDA (1)	$233	$466
Adjusted EBITDA as a percentage of Adjusted Gross Profit (1)	1.0%	2.2%
Gross Profit	$14,256	$14,287
Revenue	$34,857	$32,674
Gross Profit as a percentage of Revenue	40.9%	43.7%
Revenue	$34,857	$32,674
Adjusted Gross Profit (1)	$22,374	$20,897
Adjusted Gross Profit as a percentage of Revenue (1)	64.2%	64.0%
(1)
We use non-GAAP financial measures to help set budgets, establish operational goals, measure performance goals in employee equity incentive awards, analyze financial results and performance, and make strategic decisions.
(2)
For the three months ended March 31, 2024, these costs include professional fees related to the Merger Agreement entered into on April 1, 2024. For the three months ended March 31, 2023, these costs include professional fees directly related to the December 22, 2021 Business Combination.
(3)
In connection with the Business Combination, a Seller's Earn-Out liability was recorded. The gains represent the decrease in fair value of the Seller's Earn-Out in the three months ended March 31, 2024 and 2023.
(4)
In connection with the Business Combination, a liability for warrants was recorded. The losses represent the increase in fair value of the warrants in the three months ended March 31, 2024 and 2023.

Liquidity and Capital Resources

Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, development expenses, general and administrative expenses, and others. As of March 31, 2024, we had $69.2 million in cash and cash equivalents.

As of March 31, 2024, our working capital was $107.1 million. We believe we have sufficient sources of liquidity, including cash generated from operations as well as the capacity on the Revolving Credit Facility, to support our operating needs, capital requirements, and debt service requirements for the next twelve months.

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

We are subject to customary representations, warranties, and covenants. The Senior Secured Agreement requires that we meet certain financial and non-financial covenants which include, but are not limited to, (i) delivering audited consolidated financial statements to the lender within 90 days after year-end commencing with the fiscal year ending December 31, 2022 financial statements, (ii) delivering unaudited quarterly condensed consolidated financial statements within 45 days after each fiscal quarter, commencing with the quarterly period ending on March 31, 2022 and (iii) maintaining certain leverage ratios and liquidity coverage ratios. As of March 31, 2024, we were in full compliance with the terms of the Senior Secured Agreement.

As of March 31, 2024, we had one letter of credit for approximately $1.0 million and no amounts were drawn on the Revolving Credit Facility.

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

Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest and we record an allowance for credit losses based on the best estimate of the amount of probable credit losses in existing accounts receivable. Our standard payment terms for our customers range from 30 to 60 days. For the periods presented, the timing of our collections has exceeded the standard payment terms of customers, because like many companies in our industry, we often experience slow payment by advertising agencies, such that advertising agencies typically collect payment from their customers before remitting payment to us. We evaluate the creditworthiness of customers on a regular basis.

We expect to continue generating strong positive cash flows as we scale our operations.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$1,232	$4,111
Net cash used in investing activities	$(1,481)	$(1,219)
Net cash used in financing activities	$(810)	$(170)

Operating Activities

Net cash provided by operating activities decreased $2.9 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease was primarily due to the following:

•
Increase in cash paid for campaign costs of $6.7 million due to the increase in revenue and timing of certain payments.
•
Increase in cash paid for employee expenses of $2.4 million primarily related to the increase in bonus and commission payments.

Offsetting increases in operating cash included the following:

•
Cash collected for revenue increased $2.9 million.
•
Decrease in cash paid for client refunds of $1.3 million.
•
Decrease in cash paid for insurance of $0.9 million.
•
Decrease in cash paid for software of $0.9 million due to the termination of a vendor contract in December 2023.

Investing Activities

Net cash used in investing activities increased $0.3 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to the increase in cash paid for the development of software.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2024 was $0.8 million and consisted of cash paid for restricted stock withheld for taxes of $1.2 million with offsetting financing cash inflow from proceeds related to cash received from issuance of shares under the ESPP of $0.2 million, and cash received from stock option exercises of $0.2 million.

Net cash used in financing activities during the three months ended March 31, 2023 was $0.2 million, consisting primarily of cash paid for restricted stock withheld for taxes of $0.4 million. Offsetting these payments were proceeds related to cash received from issuance of shares under the ESPP of $0.2 million, and cash received from stock option exercises of $0.1 million.

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

For the Private Placement Warrants, a BSM was used to determine the fair value. The expected volatility assumption was determined using a weighted average of the Company’s historical volatility, the historical volatilities of a group of industry peers, and the implied volatility from the market price of the Public Warrants. The risk-free rate assumption is based on the U.S. Treasury instruments, the terms of which were consistent with the expected term of the Private Placement Warrants. The expected term represents the time until expiration of the Private Placement Warrants. The dividend yield is based on the Company’s history, which we anticipate to remain at zero.

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

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report, other than the below, there have not been any material changes to the information related to the ITEM 1A. “Risk Factors” disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Annual Report, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report. The risks and uncertainties described below and in our Annual Report are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our Common Stock could decline and you could lose part or all of your investment.

The Merger, the pendency of the Merger or our failure to consummate the Merger could have a material adverse effect on our business, results of operations, financial condition and the price of our Common Stock.

We have entered into an agreement and plan of merger (the “Merger Agreement”) pursuant to which we have agreed to merge (the “Merger”) with Cadent, LLC (“Parent”). The completion of the Merger is subject to certain closing conditions, including approval of the Merger Agreement by our stockholders, receipt of regulatory approvals and such other conditions to completion as set forth in the Merger Agreement. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Our ongoing business may be materially adversely affected by the announcement or the pendency of the Merger, and we would be subject to a number of risks, including the following:

•
we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees and maintaining our relationships with existing customers and obtaining potential new customers;
•
we will be required to pay certain significant costs relating to the Merger, regardless of if the Merger is consummated, such as for example legal, accounting, financial advisory, regulatory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;
•
except during the go shop period contemplated by the Merger Agreement, we are unable to solicit other acquisition proposals during the pendency of the Merger;
•
while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, or incurring certain indebtedness, which could prevent us from pursuing strategic business opportunities, taking actions with respect to the business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;
•
matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
•
we may commit significant time and resources to defending against litigation (from our stockholders or otherwise) related to the Merger.

If the Merger is not consummated, the risks described above may materialize or be worsened, and they may have a material adverse effect on our business, results of operations, financial condition and the price of our Common Stock, particularly to the extent that the current market price of our Common Stock reflects an assumption that the Merger will be completed. If the Merger is not consummated, investor confidence could decline, stockholder litigation could be brought against us, our directors and/or officers, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to attract or retain key personnel, our employees could be distracted and their productivity decline and profitability may be adversely impacted due to costs incurred in connection with the pending Merger. We may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of our shares would return to the prices at which our shares traded prior to the failure of the proposed Merger. If the Merger is not consummated, including as a result of our stockholders failing to approve the Merger, our stockholders will not receive any payment for their shares of our Common Stock in connection with the Merger. Instead, we will remain a public company, our Common Stock will continue to be listed and traded on The Nasdaq Stock Market and registered under the Securities Exchange Act of 1934, as amended, and we will be required to continue to file periodic reports with the SEC.

Even if successfully completed, there are certain risks to our stockholders from the Merger, including:

•
the amount of cash to be paid per share under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our Common Stock;
•
the fact that receipt of the all-cash per share consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•
the fact that, if the Merger is completed, our stockholders will not participate in any future growth potential or benefit from any future increase in the value of the Company.

The proposed Merger is subject to approval of our stockholders as well as the satisfaction of other closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, or at all.

The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which are beyond our control. Completion of the Merger is subject to a number of closing conditions, including, among others, (1) the adoption of the Merger Agreement by the affirmative vote of the stockholders of the Company of not less than a majority of the issued and outstanding shares of Company Common Stock, (2) the expiration or termination of any waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (3) the absence of a “Company Material Adverse Effect” (as defined in the Merger Agreement) with respect to the Company. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Other developments beyond our control, including, but not limited to, changes in domestic or global economic, political or industry conditions may affect the timing or success of the Merger. Additionally, under circumstances specified in the Merger Agreement, we or Parent may terminate the Merger Agreement. Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or by the termination of the Merger Agreement.

The obligation of each party to the Merger Agreement to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including, with respect to us, covenants to conduct our business in the ordinary course in all material respects consistent with past practice and to not engage in certain kinds of material transactions prior to closing of the Merger. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of our Board of Directors to enter into an agreement for a Superior Company Proposal (as defined in the Merger Agreement). As a result, we cannot assure you that the Merger will be completed, even if our stockholders approve the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.

We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with our employees and third-party business partners.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our business, results of operations and financial condition. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. A substantial amount of our management’s and employees’ attention will be directed toward the completion of the Merger and thus be diverted from our day-to-day operations.

Uncertainty as to the future could adversely affect our business and our relationship with third parties. For example, certain of our customers may decide not to work with us anymore as a result of the proposed Merger, which could result in a permanent loss of such customers even if the Merger is not consummated. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our Common Stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or by the termination of the Merger Agreement.

While the Merger is pending and the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger is pending and the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course in all material respects consistent with past practice. Pursuant to the terms of the Merger Agreement, we are restricted from taking certain specified actions without Parent’s prior consent, which is not to be unreasonably withheld, conditioned or delayed. These limitations including, among other things, certain restrictions on our ability to amend our organizational documents; acquire other businesses and assets; make certain investments; repurchase, reclassify or issue securities; make loans; pay dividends; incur indebtedness; enter into certain contracts; change accounting policies or procedures; settle certain litigation; change tax classifications and elections; or take certain actions relating to intellectual property of the Company. These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business that we may consider advantageous and may, as a result, materially and adversely affect our business, results of operations and financial condition. Adverse effects arising from these restrictions during the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what Parent has agreed to pay.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a company other than Parent. These provisions include a general prohibition on us soliciting any acquisition proposal or offer for a competing transaction following the conclusion of the “go-shop” period provided for in the Merger Agreement, which will conclude at

11:59 p.m. Eastern time on May 4, 2024. If we terminate the Merger Agreement under certain special circumstances set forth in the Merger Agreement, we may be required to pay Parent a termination fee equal to approximately $11.4 million (provided that if the merger agreement is terminated under certain specified circumstances during the go-shop period or pursuant to certain transactions with a go-shop party after the expiration of the go-shop period, and notice of such superior proposal termination has been provided to Parent before 11:59 p.m. Eastern Time on May 17, 2024, the Company will be required to pay Parent a termination fee of approximately $6.5 million).

These provisions might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing an acquisition, even if the party were prepared to pay consideration with a higher per share cash or market value than the cash value proposed to be received in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could affect the decisions of a third party considering making an alternative acquisition proposal.

In certain specified circumstances further described in the Merger Agreement, in connection with the termination of the Merger Agreement, we will be required to pay Parent a termination fee of $11.4 million (provided that if the merger agreement is terminated under certain specified circumstances during the go-shop period or pursuant to certain transactions with a go-shop party after the expiration of the go-shop period, and notice of such superior proposal termination has been provided to Parent before 11:59 p.m. Eastern Time on May 17, 2024, the Company will be required to pay Parent a termination fee of $6.5 million). This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal or inquiry, including a proposal that would be more favorable to our stockholders than the Merger. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the price of our Common Stock.

We may be the target of securities class action and derivative lawsuits and other legal or regulatory proceedings, which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such lawsuits or other legal or regulatory proceedings are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment in any such lawsuits or proceedings could result in monetary damages payable by the Company, which could have a negative impact on our liquidity, results of operations and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the proposed Merger, then that injunction may delay or prevent the proposed Merger from being completed, which may exacerbate the other risks described herein and adversely affect our business, results of operation and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers have adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each defined in Item 408(a) of Regulation S-K).

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
Date: May 2, 2024

	By:	/s/ Patrick Elliott
Patrick Elliott
Chief Financial Officer
(principal financial and accounting officer)
Date: May 2, 2024